Form 10QSB
period 1996-03-31
INTERNATIONAL META SYSTEMS INC/DE/
filed 1996-05-13
CIK 820475

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


                 Quarterly Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934



   FOR QUARTER ENDED MARCH 31, 1996         COMMISSION FILE NUMBER 33-16416-LA
   --------------------------------          ----------------------------------

                           International Meta Systems, Inc.
                          100 N. Sepulveda Blvd., Suite 601
                                El Segundo, CA  90245
                (Exact name of registrant as specified in its charter)



                     DELAWARE                             0146747
                     --------                           -----------
          (State or other jurisdiction of              I.R.S. Employer
           incorporation or organization)            Identification Number



Registrant's telephone number, including area code: (310) 524-9300



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 12(g) 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----

                           INTERNATIONAL META SYSTEMS, INC.

                             ("COMPANY" OR "REGISTRANT")




                         APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.0001 Par Value -- 37,009,827 as of March 31, 1996. Preferred Stock, no Par Value -- 10,250 as of March 31, 1996.








                                       PART I.

                                FINANCIAL INFORMATION


Item 1 - Financial Statements

                           INTERNATIONAL META SYSTEMS, INC.
                                    BALANCE SHEETS
                         MARCH 31, 1996 AND DECEMBER 31, 1995
                                        ASSETS

                                           March 31              Dec. 31
                                             1996                  1995
                                          -----------          -----------
                                          (unaudited)          (unaudited)
Current Assets
   Cash and Cash Equivalents              $ 9,400,175            $  919,417
   Inventory                                   20,818                20,818
   Prepaid expenses and other
     current assets                            41,720                38,311
                                          -----------            ----------

TOTAL CURRENT ASSETS                        9,462,713               978,546


Furniture and Equipment
  at cost less accumulated
  depreciation                                358,983               237,672

Computer Software Costs, at cost,
  less accumulated amortization               942,693             1,081,061

Patents                                        59,378                56,131
                                          -----------            ----------
   TOTAL ASSETS                           $10,823,767            $2,353,410
                                          -----------            ----------
                                          -----------            ----------

                           INTERNATIONAL META SYSTEMS, INC.
                                    BALANCE SHEETS
                         MARCH 31, 1996 AND DECEMBER 31, 1995

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31            Dec. 31
                                                1996               1995
                                          ------------          -----------
                                          (unaudited)           (unaudited)
Current Liabilities
    Accounts Payable                      $    74,462           $    66,380
    Accrued Payroll and payroll taxes          93,210                69,481
    Capitalized lease payable -
     current portion                           11,948                13,581
    Dividends payable                          20,276                27,850
                                          ------------          ------------
TOTAL CURRENT LIABILITIES                     199,896               177,292



Shareholders' Equity
   Preferred stock: $.0001 par value
    authorized 1,000,000 shares
       Series A convertible preferred
       stock, 10,000 shares issued and
       outstanding                                  1                     1
       Series B convertible preferred
       stock, 250 shares issued and
       outstanding                                  1                     1
   Common stock $.0001 par value,
   authorized 50,000,000 shares; issued
   and outstanding 27,395,455
   shares (1995) 37,009,827 (1996)              3,701                 2,739
   Additional paid-in capital              18,178,363             8,653,679
   Deferred Compensation                      (58,385)              (89,072)
   Accumulated deficit                     (7,499,810)           (6,391,230)
                                          ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                 10,623,871             2,176,118
                                          ------------          ------------

   TOTAL LIABILITIES AND
   SHAREHOLDER'S EQUITY                   $10,823,767           $ 2,353,410
                                          ------------          ------------
                                          ------------          ------------


                           INTERNATIONAL META SYSTEMS, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Quarter Ended
                                                     -------------
                                             Mar. 31               Mar. 31
                                               1996                  1995
                                           -----------            ----------
Revenue
   Sales                                            0                     0

Cost and Expenses
   Research and Development                   406,225                69,593
   Selling, general and admin.                453,232               100,320
   Depreciation and Amort.                    155,785                14,586
                                          ------------           -----------
Loss from Operations                       (1,015,242)             (184,499)
                                          ------------           -----------
Other Income (Expenses)
   Interest income                              5,754                 1,685
   Interest expense                            (3,992)                 (976)
                                          ------------           -----------
                                                1,762                   709
                                          ------------           -----------
NET LOSS                                  $(1,013,480)           $ (183,790)
                                          ------------           -----------
Net Loss per share                        $      (.03)           $     (.01)
                                          ------------           -----------
                                          ------------           -----------
Weighted average number of
shares outstanding                         31,338,909            26,551,596
                                          ------------           -----------
                                          ------------           -----------

                           INTERNATIONAL META SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        Three Months ended
                                               March 31, 1996      March 31, 1995
                                               --------------      --------------
Cash flows from operating activities
   Net loss                                     $(1,088,480)          $(183,790)
Reconciliation of net loss to net cash
 used in operating activities
   Amortization of deferred compensation             30,687              30,867
   Issuance of common stock for services             15,000                 750
Depreciation and amortization                       155,784              14,586
(Increase) decrease in:
   Inventory                                                            (10,877)
   Prepaid expenses and other current assets         (3,409)             (9,002)
Increase (decrease) in:
   Accounts payable and accrued expenses             31,814             (31,288)
                                                -----------           ---------

Net cash used in operating activities              (838,328)           (188,754)
                                                -----------           ---------
Cash flows from investing activities
   Increase in deferred software development
    cost                                                  0            (115,421)
   Acquisition of furniture and equipment          (138,727)            (30,840)
   Increase in patent costs                           3,247                   0
                                                -----------           ---------
Net cash used in investing activities              (141,974)           (146,261)
                                                -----------           ---------
Cash flows from financing activities
   Proceeds from issuance of common
    stock, net                                    9,439,151              19,331
   Payments on capitalized leases payable            (1,633)             (5,410)
                                                -----------           ---------
Net cash provided by financing activities         9,417,242              13,921
                                                -----------           ---------
Net increase (decrease) in cash and cash
 equivalents                                      8,480,758            (321,094)
                                                -----------           ---------
Cash and cash equivalents, beginning
 of period                                          919,417             409,812
                                                -----------           ---------
Cash and cash equivalents, end of period        $ 9,400,175           $  88,718
                                                -----------           ---------
                                                -----------           ---------

                           INTERNATIONAL META SYSTEMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    During the reporting period the Company received $1.5 million to complete an agreement with Paragon Limited Partnership to purchase $2 million of restricted Rule 144 common stock at $1.00 per share. Paragon also acted as an exclusive placement agent for $8 million of restricted Rule 144 common stock at $1.00 per share. This placement was fully subscribed during the reporting period and the Company received the entire $8 million.

    Management projects that this funding will support operations for 15-18 months at current and anticipated spending levels. The Company is now financially positioned to make the necessary investment in staffing, outside contractors, facilities, and computer hardware and software systems for product and market development. This investment will support initial development in the new product areas of voice compression, and the internet microprocessor and also enable the Company to complete the development of its Pentium compatible microprocessor, the Meta 6000, although no assurance can be given to that effect.

    Pursuant to an agreement reached with a major international semiconductor manufacturer on April 27, 1995 to design a Pentium compatible microprocessor chip, the Meta 6000, the Company continued to dedicate its resources to the successful completion of the design in accordance with the specifications and schedules agreed to by both parties. During the reporting period the Company added 8 full-time and 2 part-time personnel to its staff in El Segundo, California and Austin, Texas. These personnel are focused on the development of the Meta 6000 microprocessor chip. The Company is continuing an aggressive recruiting program to increase the staffing of the Meta 6000 development team to meet schedule requirements (see Subsequent Events).

    Management has recognized market opportunities which can be addressed by leveraging previous investments in prior microprocessor designs and in voice compression. These new product areas are being developed by outside consultants through the proof of concept and/or demonstration stage of development while the Company actively pursues a partner to share full product development costs in return for a royalty bearing license to the technology.

    The voice compression software product has been contracted to Standard Object Systems for development exclusively for IMS. The product specifications are to reduce the required number of bits per second for telephone toll quality speech from 3,400 to 1,000. At present the product has been developed to 1,800 bits per second within acceptable quality limits. Applications for the product include wireless transmission systems and internet telephone communications. The Company anticipates that another 12-18 months will be required to develop this product to its intended specifications. No assurance can be given that this schedule can be met or that the specifications required for the product to be successfully marketed can be achieved.

    The Company is also taking advantage of its investment in its Meta 3230 and Meta 3240 microprocessor designs to develop a chip for the emerging internet computer market. The internet computer is a low cost (less than $500) product designed to access data and applications communicated through local area networks and the internet with limited local processing capability. In addition, intelligent televisions with embedded microprocessors capable of internet access are being developed for the consumer market. This new microprocessor chip from IMS could also service this market. These internet products require a low cost microprocessor capable of processing the new internet language called "Java" which was developed by Sun Microsystems. The main advantage of the Java language is that applications can be developed and operated across many disparate computer platforms such as IBM, Apple, Sun Microsystems, Digital, etc. The disadvantage is that powerful microprocessors are required to operate these Java applications with acceptable performance. These microprocessors, such as the Pentium, are too costly to be used in an internet computer. The Meta 3240 and prior IMS microprocessor designs were developed to optimize the performance of computer languages similar to Java. Management believes that the Meta 3240 can be modified within 12 months to create an internet microprocessor chip design that will process the Java language at high performance levels with very low manufacturing cost although no assurance can be given to that effect. Note that this development will be independent and separate from the Meta 6000.

    There was no revenue from sales or development contract payments during the reporting period. The next scheduled development contract payment is not due until the subsequent reporting period.

    Research and development expense in during the reporting period increased by $336,632 over the comparable period in 1995. This increase was primarily due to the increase in staffing and consulting to support the Meta 6000 development. In addition, Austin Design Center expenses were incurred during the reporting period. The Austin Design Center was not operational during the comparable period in 1995.

    Selling, general and administrative expense during the reporting period increased by $352,912 over the comparable period in 1995. This increase was due to an increase in rent as a result of the relocation of Company headquarters to a larger facility, an increase in travel to coordinate the Meta 6000 development between headquarters and the Austin Design Center, recruiting fees for staffing, relocation fees for new employees, and consulting fees for product studies, and market development for voice compression and internet computer products.

    Depreciation and Amortization increased during the reporting period by $141,199 over the comparable period in 1995. Amortization of the Meta 3250 software was begun after the comparable period in 1995 and represents the largest item in the increase.

LIQUIDITY AND CAPITAL RESOURCES

    The successful sale of $2 million of common stock to Paragon Limited Partnership, which resulted in the receipt of $500,000 in December 1995 and $1.5 million during the reporting period, and the successful Private Placement of $8 million of common stock during the reporting period provided a cash position for the Company of $9,400,175 at the end of the reporting period. The Company also anticipates progress payments from its Meta 6000 development contract, as milestones are achieved during the next 12 months, although no assurance can be given that all or any of such milestones will be achieved. Management does not foresee the need for additional financing during the next 15-18 months unless; new business opportunities develop which would require an investment that is not presently considered in the Company's cash flow projection, or there is a significant delay in bringing the Meta 6000 to market.


                                       PART II
                                  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

    None.


Item 2.  CHANGES IN SECURITIES

    None.


Item 3.  DEFAULTS IN SENIOR SECURITIES

    There have been no defaults in any security issued by IMS.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    IMS held its annual Shareholder's Meeting on July 26, 1995.

Item 5.  SUBSEQUENT EVENTS.

    Subsequent to the end of the reporting period to May 6, 1996, fourteen additional design engineers were added to the staff bringing the total number of Company personnel to forty-four. In addition, two suppliers of contract layout engineers were engaged to provide thirteen people to the Meta 6000 project. The Company also leased an additional 1,500 sq. ft. of office space, at $1.18 per sq. ft. per month, to expand its Austin Design Center facility.

    Effective May 3, 1996, Richard A. Hahn, Executive Vice President and Chief Financial Officer, resigned as an officer and director of the Company to return to his management consulting business. The Company also announced the Paul Sefchek has been promoted to Vice President Finance. Mr. Sefchek will also continue as Comptroller and Director of Administration.


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL META SYSTEMS, INC.

Date: May 6, 1996




/s/ George W. Smith
- - -----------------------------------
George W. Smith, President and CEO