Form 10QSB
period 1996-06-30
INTERNATIONAL META SYSTEMS INC/DE/
filed 1996-08-13
CIK 820475

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


FOR QUARTER ENDED JUNE 30, 1996              COMMISSION FILE NUMBER 33-16416-LA
- -------------------------------              ----------------------------------


                         International Meta Systems, Inc.
                         100 N. Sepulveda Blvd., Suite 601
                              El Segundo, CA  90245
               (Exact name of registrant as specified in its charter)


                DELAWARE                                    0146747
                --------                                    -------
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

Common Stock, $.0001 Par Value -- 37,361,904 as of June 30, 1996. Preferred Stock, $.0001 Par Value -- 10,250 as of June 30, 1996.









                                    PART I.

                             FINANCIAL INFORMATION


Item 1 - Financial Statements

                        INTERNATIONAL META SYSTEMS, INC.
                                BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                     ASSETS


                                             June 30           Dec. 31
                                                1996              1995
                                         -----------       -----------
                                         (unaudited)       (unaudited)
Current Assets
  Cash and Cash Equivalents              $7,727,248        $  919,417
  Inventory                                  20,818            20,818
  Prepaid expenses and other
    current assets                           23,239            38,311
                                         ----------        ----------

TOTAL CURRENT ASSETS                      7,771,305           978,546


Furniture and Equipment
  at cost less accumulated
  depreciation                              439,365           237,672
Computer Software Costs, at cost,
  less accumulated amortization             804,325         1,081,061
Patents                                      63,205            56,131
                                         ----------        ----------
TOTAL ASSETS                             $9,078,200        $2,353,410
                                         ----------        ----------
                                         ----------        ----------

                        INTERNATIONAL META SYSTEMS, INC.
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       June 30      Dec. 31
                                                                          1996         1995
                                                                   -----------  -----------
                                                                   (unaudited)  (unaudited)
Current Liabilities
  Accounts Payable                                                 $    36,413   $  66,380
  Accrued Payroll and payroll taxes                                    110,209      69,481
  Capitalized lease payable - current portion                            7,718      13,581
  Dividends payable                                                     40,176      27,850
                                                                   -----------  -----------
TOTAL CURRENT LIABILITIES                                              194,516     177,292
Shareholders' Equity
  Preferred stock: $.0001 par value authorized 1,000,000 shares
    Series A convertible preferred stock, 10,000 shares issued
     and outstanding                                                         1           1
    Series B convertible preferred stock, 250 shares issued and
     outstanding                                                             1           1
  Common stock $.0001 par value, authorized 50,000,000 shares;
   issued and outstanding 27,395,455 shares (1995) 37,361,904
   (1996)                                                                3,737       2,739
  Additional paid-in capital                                        18,196,983   8,653,679
  Subscription Receivable                                              (27,945)          0
  Deferred Compensation                                                (27,698)    (89,072)
  Accumulated deficit                                               (9,261,395) (6,391,230)
                                                                   -----------  -----------
TOTAL SHAREHOLDERS' EQUITY                                           8,883,684   2,176,118
                                                                   -----------  -----------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $ 9,078,200  $2,353,410
                                                                   -----------  -----------
                                                                   -----------  -----------

                        INTERNATIONAL META SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Quarter Ended            Six Months Ended
                                       ------------------------  ------------------------
                                         June 30      June 30      June 30      June 30
                                          1996         1995         1996         1995
                                       -----------  -----------  -----------  -----------
Revenue
  Sales                                          0      300,000            0      300,000
  Contract Payment                               0      100,000            0      100,000
                                       -----------  -----------  -----------  -----------
                                                 0      400,000            0      400,000
Cost and Expenses
  Research and Development               1,007,061       75,357    1,413,286      144,950
  Selling, general and admin.              728,689      189,939    1,181,921      290,259
  Depreciation and Amort.                  164,514      159,749      320,299      174,335
                                       -----------  -----------  -----------  -----------
Loss from Operations                    (1,900,264)    (125,045)  (2,915,506)    (309,544)
Other Income (Expenses)
Interest Net                               127,824           58      129,586          767
Loss on Fund Account                       (44,244)           0      (44,244)           0
                                       -----------  -----------  -----------  -----------
NET LOSS                               $(1,816,684) $   (24,988)  (2,830,164) $  (208,777)
                                       -----------  -----------  -----------  -----------
Net Loss per share                     $      (.05) $       (00) $      (.09) $      (.01)
                                       -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------
Weighted average number of shares
 outstanding                            37,049,373   26,558,754   32,781,554   26,555,195
                                       -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------

                         INTERNATIONAL META SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months ended
                                                             ----------------------------
                                                             June 30, 1996  June 30, 1995
                                                             -------------  -------------
Cash flows from operating activities
  Net loss                                                    $(2,830,164)    $(208,777)
Reconciliation of net loss to net cash (used in) provided
 by operating activities
  Amortization of deferred compensation                            61,374        60,554
  Issuance of common stock for services                            15,000           750
Depreciation and amortization                                     597,035       174,335
(Increase) decrease in:
  Inventory                                                             0       (10,877)
  Prepaid expenses and other current assets                        15,072          (925)
Increase (decrease) in:
  Accounts payable and accrued expenses                            10,761       122,928
                                                             -------------  -------------
Net cash (used in) provided by operating activities            (2,130,922)      137,988
                                                             -------------  -------------
Cash flows from investing activities
  Increase in deferred software development cost                        0      (326,000)
  Acquisition of furniture and equipment                         (521,992)     (164,445)
  Increase in patent costs                                         (7,074)       (4,049)
                                                             -------------  -------------
Net cash used in investing activities                            (529,066)     (494,494)
                                                             -------------  -------------
Cash flows from financing activities
  Proceeds from issuance of common stock, net                   9,473,682        17,992
  Payments on capitalized leases payable                           (5,863)         (908)
                                                             -------------  -------------
Net cash provided by financing activities                       9,467,819        17,084
                                                             -------------  -------------
Net increase (decrease) in cash and cash equivalents            6,807,831      (339,422)
Cash and cash equivalents, beginning of period                    919,417       409,812
                                                             -------------  -------------
Cash and cash equivalents, end of period                      $ 7,727,248     $  70,390
                                                             -------------  -------------
                                                             -------------  -------------

                        INTERNATIONAL META SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    GENERAL

   THE COMPANY

   IMS designs and develops microprocessor chip technologies, focusing on ways to raise the performance and functionality of industry-standard microprocessors while lowering their cost. IMS sells its technologies through licensing arrangements with industry leaders or by selling end products directly to consumers.

   IMS has identified several business strategies to achieve future growth. They include:

   - Proprietary technology developed and patented by the Company for leading-edge design.

   - Diverse product line targeting mainstream industry-compatible devices to meet the needs of major computer, entertainment and telecommunications markets and the high end of the emerging Internet access market.

   - Partnerships and joint development or marketing arrangements with select, industry leaders.

These strategies, coupled with the Company's ability to leverage and reuse its technology to meet anticipated consumer demands, should allow IMS to compete effectively with major manufacturers.

INDUSTRY OVERVIEW

   The last few years have seen a tremendous growth in world-wide PC shipments. PC unit shipments reached 60 million in 1995, up 25% over 1994 according to San Jose, California-based Dataquest. Although most analysts expect growth to slow down in 1996, Dataquest estimates the world market will show a 19% increase.
The last few months have seen a tremendous drop in the average selling price of memory chips (DRAM) which will increase the cost-effectiveness of PCs for consumers and businesses, thus boosting demand for PCs and hence PC processors. The broad demand for performance and new functionality - especially multimedia and games - is accelerating the switch-over to Pentium-TM- processors instead of 486 processors or clones as the processor of choice for new PCs.

   An industry expert projects Intel Pentium-TM- shipments will reach 49 million in 1996. Intel is expected to introduce the P55C -- a variation of the Pentium-TM- with built-in multimedia extensions (MMX) and a larger internal cache -- in the first quarter of 1997. Next year is also expected to be a good year for high-end Pentium-TM- processor shipments, particularly those with multimedia extensions.

   IMS PRODUCTS

   Currently, IMS is focusing on three areas of product and technology development which the Company expects to combine on a single chip. They are:

   -   Intel-Compatible Processors - the Meta 6000 family

   -   Internet Language Accelerators - the Meta Expresso and Double Expresso

   -   Speech and Media Processing - Research Studies and Prototypes


INTEL-COMPATIBLE PROCESSORS

   Over the past decade, IMS has designed and produced a series of microprocessors, the Meta 3230, 3240 and 3250, that emulate both high-level languages and industry-standard machine languages. The Meta 3240 emulated Motorola's 68000 instruction set, while the Meta 3250 could emulate both the Motorola 68040 and the Intel 486 instruction sets. These emulators performed well and exhibited good fidelity, running industry-standard software like DOS and Windows.

   In partnership with a major international semiconductor manufacturer, IMS is developing the Meta 6000, a fully custom socket-compatible version of the Intel Pentium-TM- with performance targeted to the equivalent of a 300 MHz Pentium-TM-. Special features include:

   - Deep pipeline with multiple execution units with out-of-sequence execution.

   - On-chip MMX (Intel's Multimedia Unit) calculated to be 30% more powerful than Intel's P55C MMX, on a clock-for-clock basis.

   -   Process accelerator mechanisms.

          IMS-proprietary branch prediction and memory structures help avoid pipeline breakage due to control transfers or memory access delays, increasing the number of instructions that can be executed in a single cycle. Each of these design elements is individually reusable.

          Our Meta 6000 will be manufactured using a .35 micron production processor, and we plan, with our development partner, to shrink it down to a
 .25 micron process that they expect to have in 1998. This can result in a chip called the Meta 6500 that has the equivalent performance of a 500 MHz Pentium.

INTERNET LANGUAGE ACCELERATORS

     Since Sun announced JAVA in May, 1995, there has been tremendous industry interest in it. JAVA addresses otherwise intractable problems of integration and decentralized program development in a network environment. Sun is applying substantial resources to promote JAVA. It has been recognized in the software development industry as a language to consider for use in all future software development.

IMS has deep roots in designing very high level language engines -- the Meta 3230 and 3240. These products were developed to execute SMALLTALK byte-codes in addition to standard machine languages, such as C, C++ and FORTRAN. Indeed, the Meta 3240 ran SMALLTALK programs 10-30 times faster than competing microprocessors.

     The mechanisms and techniques developed by IMS for supporting these early products are directly applicable to JAVA, a simple, general purpose programming for Internet applications. The JAVA language is designed so that applications written in it will run in a network of computers made by different manufacturers, or using different microprocessors. Typically, the JAVA instructions are interpreted in these machines using their own native instructions which often significantly slows down their execution time. Many companies are looking for ways to accelerate JAVA and obtain much higher levels of performance. When applied to JAVA, the existing 3240 design yields as much as 15 to 30 times improved performance over software interpretation of JAVA on standard Reduced Instruction Set (RISC) engines.

     IMS is using this technology to develop a high-performance JAVA chip, the Meta Expresso-TM-, which will support inexpensive JAVA -programmable devices.
It is possible to raise performance for JAVA applications by using JIT (Just-In-
Time) compilers; however, this requires
lots of DRAM memory and local mass storage disks. The Meta Expresso chip will be an ideal platform for an inexpensive but high performance Internet terminal, which can be included in future TV sets as well as low cost
Internet computer boxes.

     As more elaborate multimedia human interfaces and broader use of JAVA as a general-purpose language create the need for even greater performance, IMS may develop an even higher performance engine, the Meta Double-Expresso-TM-, by applying the super-scalar technologies and mechanisms under development for the Meta 6000.

SPEECH AND MEDIA PROCESSING

   Working with speech processing methods for voice compression, IMS and Standard Object Systems began in 1995 to develop a way to use speaker-dependent information to dramatically reduce the bandwidth needed for compressed speech. By early 1996, IMS was able to demonstrate intelligible but noisy voice transmission at less than 600 bps. This research effort is continuing at a low level.

   IMS demonstrated Japanese speech recognition using an early phonetic speech recognition prototype in 1995. Although the technique is still in the research phase, it has roots in the phonetic structure of the Japanese language and seems well-suited to global application.

   MPEG is the acronym for the compression standard in the industry for multimedia transmission. IMS is tracking the developing MPEG-4 standards, which will not only increase compression rates and improve quality, particularly in low-bandwidth coding of speech, but also set a standard that will synchronize lip movement to voice by synchronizing the variable video rate with the voice compression rate. The MMX unit in the IMS Meta 6000 processor will contain many elements applicable to an MPEG controller, and IMS is exploring a variety of hardware assists for MPEG-4 audio/video standards based on the Company's experience with related technologies. Future development of an MPEG-4 chip is under consideration. IMS management believes that speech, graphics and video are key parts of the new computing paradigm.

   THE FUTURE

   Sun Microsystems estimates the potential size of the JAVA chip market to grow to a total of $15 billion by the year 2000. IMS should be able to successfully compete for a portion of this business using the next chip in our development progression, the Meta Double Expresso, which is expected to improve the performance of the Meta Expresso.

     As the Company adds MPEG capabilities to some chips, we will consider incorporating this capability in the next generation Meta 7000. This processor may be built at .18 microns. All three of the IMS technologies may come together in this product and could be used in a variety of applications in consumer network computers, wired and wireless telecommunications, single chips imbedded in a television set allowing viewers to surf the Internet with their TV or running JAVA.

   THE WORLD IS witnessing a spectacular growth in the use of the Internet. In 1980 there were 100 hosts on the Internet. In 1995 there were 10 million hosts on the Internet. There are now over 16 million Web users in the US and Canada, and the annual Internet population growth is estimated to be 100% per year for the foreseeable future. JAVA will help fuel this growth by making it much easier to develop programs and information presentations in a distributed and independent manner. Indeed, this may be a major and irreversible paradigm shift in the way programming is done.

   IMS expects Java to proliferate throughout business. It is already being used today in many applications that consumers are unaware of. The largest growing segment of the business is companies that operate proprietary "intranets" where they communicate within their own system or industry, such as banking and airlines. Our vision for tomorrow is a combination of the three technologies we are currently developing high performance Intel-compatible processors, Internet language accelerators and speech compression and media processing.

   The forward-looking statements in this quarterly report may be affected by a number of factors including but not limited to changes in the market for microprocessors, competitive actions taken by competitors, the ability of the Company to recruit the necessary technical staff, or the availability of financing. No assurance can be given that any projected schedule can be met or that the specifications required for the products to be successfully marketed can be achieved.

                  RESULTS OF OPERATIONS, 2ND QUARTER, 1996

   The loss for the quarter increased by $1,791,696 compared to the same period in 1995. The Meta 6000 Microprocessor Design Project was at full staffing during this reporting period, while in the same 1995 period, the contract was just awarded in April and the staffing effort was just beginning. In April of 1995, the Company relocated from Torrance to larger offices near the Los Angeles Airport, and subsequently opened a Design Center in Austin, TX in November, 1995. This expansion, focused on the Meta 6000 project, accounts for the vast majority of the increase in net loss for the period.

   There was no revenue from sales or development contract payments during the reporting period. This is a decrease of $400,000 from 1995 when the Company sold a non-exclusive license for rights to the Meta 3250 to an international computer and semiconductor manufacturer for $300,000. In addition, $100,000 of
development contract payments were received in 1995.   Due to the uneven phasing
of development contract payments, no revenue was  received during this period.

   Research and Development expense during the reporting period increased by $931,704 over the comparable period in 1995. This increase was primarily due to the increase in technical staffing from 5 to 51. The staff of 51 consists of mostly full time employees and a number of part-time and full-time consultants to support the Meta 6000 development and the other company projects. In addition, the 4376 square foot Austin Design Center, which was opened in

November of 1995, was expanded to 5704 square foot during the quarter. There were no expenses associated with the Austin Center during the comparable period in 1995.

   Selling, general and administrative expense during the reporting period increased by $538,750 over the comparable period in 1995. This increase was due to the addition of administrative staff to support the increase of 46 engineers and the creation of the Austin Design Center. There were also increases in travel and communications charges required to coordinate the Meta 6000 development between headquarters and the Austin Design Center, recruiting fees for staffing, relocation fees for new employees, consulting fees for product studies, and market development for voice compression and internet computer products. Also, Federal and state taxes associated with employee headcount increased proportionately with the increase in staffing.

   Depreciation and Amortization increased during the reporting period by $4,765 over the comparable period in 1995. An increase in depreciation on capital equipment accounted for the difference.

   Interest Income (net) increased by $127,766 during the reporting period over the comparable period in 1995. This increase was earned on the remaining balance of the $10,000,000 that was raised at the end of 1995 and during the first quarter of 1996.

   Loss on Investment of $44,244 occurred due to the impact of the fluctuation of interest rates on the temporary investments of the Company. There were no corresponding expenses in 1995.

                 RESULTS OF OPERATIONS, 1ST HALF, 1996

   The loss for the first half increased by $2,621,387 compared to the same period in 1995. During the first half of 1995, the company was in negotiations which culminated in the Meta 6000 Microprocessor Design Project kickoff in April of 1995. During the first half of 1996, the Company was fully focused, staffed, equipped and working to complete the project. The above discussion of operations for the Second Quarter of 1996 also accounts for the vast majority of the increase in net loss for the first half.

                     LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

   The Company's cash or cash equivalent position was $7,727,248 at the end of the quarter compared to $919,417 at the end of the year. This cash, combined with anticipated progress payments from its Meta 6000 development contract should allow the Company's activities related to the Meta 6000 Project to proceed through initial chip production. The anticipated progress payments are tied to milestone achievement, and no assurance can be given that all or any of such milestones will be achieved. Additional funding may be required to market and inventory the chip for the retrofit market or for direct sales to Original Equipment Manufacturers for inclusion in computer systems. If such funds are required, no assurances can be given that the Company will be able to obtain them on acceptable terms. Business opportunities related to follow-on chips such as the Meta 6500 or the Meta 7000, Java or voice related projects would require additional funds to initiate these new projects. No assurances can be given that any new project will be initiated or that funding for such projects can be obtained.

   The Company elected to pay interest, due June 30, 1996, on its Series A and Series B Convertible Preferred Stock in shares of Common Stock. The amount of such interest aggregated $41,000, and resulted in the issuance of 20,752 shares of Common Stock. The company may elect to satisfy interest due on December 31, 1996 and June 30, 1997 on both series of stock, and on November 30, 1997 on the Series B in cash or through the issuance of additional shares of Common Stock.

AVAILABILITY OF NOLS

   The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $8,028,000 at December 31,1995, which expire at various amounts through the year 2010 if not utilized before then to offset taxable income.

   Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods.The determination of whether an ownership change with in the meaning of Section 382 has occurred during the most recent period has not yet been made. The detailed information necessary to determine testing dates and percentage ownership increases of five percent owners, if any, is not readily available; therefore, a determination of the testing dates and percentage ownership increases will not be made until the NOL is utilized.

                                    PART II
                               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None.

Item 2.  CHANGES IN SECURITIES

   None.

Item 3.  DEFAULTS IN SENIOR SECURITIES

   There have been no defaults in any security issued by IMS.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   IMS held its annual Shareholder's Meeting on July 10, 1996.   Please refer to
"Item 5. SUBSEQUENT EVENTS" for the matters presented to Security Holders.

Item 5.  SUBSEQUENT EVENTS.

   Subsequent to the end of the reporting period, Dr. Hanan Potash joined the company as Vice President, Operations with the responsibility of coordinating and directing the efforts of the Meta 6000 team and synchronizing the Company's efforts with the requirements of our development partner. He is located in the Austin Design Center.

   At the Company's annual meeting on July 10th, 1996, Mr. Smith announced that the tapeout of the Meta 6000 is now scheduled for Feb., 1997. The shareholders also approved all proposals presented by the Company. They included:

          a) Adoption and approval of the amendment to the Company's Certificate of Incorporation to increase the amount of authorized shares of Common Stock from 50,000,000 to 70,000,000 and to reduce from 8 to 6 the threshold at which directors of the Company must be elected to staggered terms of office.

          b) Ratification of the appointment of Singer, Lewak, Greenbaum & Goldstein, certified Public Accountants, as auditors of the Company for the fiscal year ending December 31, 1996.

          c) Adoption and approval to elect to the Board of Directors five (5) directors, to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal.

          d) Adoption and approval of the Company's 1996 Stock Option Plan and to reserve up to 4,500,000 shares of the Company's Common Stock for issuance under the 1996 Stock Option Plan.


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL META SYSTEMS, INC.

Date: August 12, 1996



  /s/ Paul Sefchek
- -----------------------------------
Paul Sefchek, Vice President Finance and
Chief Financial Officer