Form 10QSB
period 1996-09-30
INTERNATIONAL META SYSTEMS INC/DE/
filed 1996-11-14
CIK 820475

               United States Securities and Exchange Commission
                           Washington, D.C.  20549



                                 FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934



For Quarter Ended September 30, 1996          Commission File Number 33-16416-LA
------------------------------------          ----------------------------------



                        International Meta Systems, Inc.
                       100 N. Sepulveda Blvd., Suite 601
                             El Segundo, CA  90245
             (Exact name of registrant as specified in its charter)



            Delaware                                      0146747
            --------                                      -------
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

                        International Meta Systems, Inc.

                          ("Company" or "Registrant")




                     APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, $.0001 Par Value - 37,418,325 as of September 30, 1996.












                                   PART I.

                            FINANCIAL INFORMATION


Item 1 - Financial Statements

                       INTERNATIONAL META SYSTEMS, INC.
                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                    ASSETS


                                                   September 30         Dec. 31
                                                           1996            1995
                                                   ------------      ----------
                                                    (unaudited)      (unaudited)
Current Assets
   Cash and Cash Equivalents                       $  6,025,254      $  919,417
   Accounts Receivable                                  300,000               0
   Inventory                                             20,818          20,818
   Prepaid expenses and other
     current assets                                      15,902          38,311
                                                   ------------      ----------


TOTAL CURRENT ASSETS                                  6,361,974         978,546


Furniture and Equipment
   at cost less accumulated
   depreciation                                         738,788         237,672
Computer Software Costs, at cost,
   less accumulated amortization                        665,957       1,081,061
Patents                                                  65,048          56,131
                                                   ------------      ----------

     TOTAL ASSETS                                  $  7,831,767      $2,353,410
                                                   ------------      ----------
                                                   ------------      ----------

                       INTERNATIONAL META SYSTEMS, INC.
                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   September 30         Dec. 31
                                                           1996            1995
                                                   ------------      ----------
                                                    (unaudited)      (unaudited)

Current Liabilities
   Accounts Payable                                $     88,069      $   66,380
   Accrued Payroll and payroll taxes                     83,762          69,481
   Capitalized lease payable - current portion            3,823          13,581
   Dividends payable                                     20,500          27,850
                                                   ------------      ----------
TOTAL CURRENT LIABILITIES                               196,154         177,292



Shareholders' Equity
   Preferred stock: $.0001 par value authorized
   1,000,000 shares
      Series A convertible preferred stock,
      10,000 shares issued and outstanding                    1               1
      Series B convertible preferred stock,
      250 shares issued and outstanding                       1               1
   Common stock $.0001 par value,
     authorized 50,000,000 shares; issued
     and outstanding 27,395,455 shares (1995)
     37,418,325 (1996)                                    3,742           2,739
   Additional paid-in capital                        18,293,124       8,653,679
   Subscription Receivable                              (28,570)              0
   Deferred Compensation                                      0         (89,072)
   Accumulated deficit                              (10,632,685)     (6,391,230)
                                                   ------------      ----------


TOTAL SHAREHOLDERS' EQUITY                           7,635,613        2,176,118
                                                   ------------      ----------


   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                            $  7,831,767      $2,353,410
                                                   ------------      ----------
                                                   ------------      ----------

                       INTERNATIONAL META SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                                 (unaudited)



                                          Quarter Ended               Nine Months Ended
                                          -------------               -----------------
                                     Sept. 30       Sept. 30       Sept. 30        Sept. 30
                                       1996           1995           1996            1995
                                    ----------    -----------     ----------      ----------
Revenue
     Sales                                   0         10,000               0        310,000
     Contract Payment                  300,000        200,000         300,000        300,000
                                   -----------    -----------     -----------     ----------
                                       300,000        210,000         300,000        610,000

Cost and Expenses
     Research and Development        1,093,989         97,936       2,507,275        242,886
     Selling, general and admin.       483,646        265,431       1,665,567        555,690
     Depreciation and Amort.           164,673        156,797         484,972        331,132
                                   -----------    -----------     -----------     ----------

Loss from Operations                (1,442,308)      (310,164)     (4,357,814)      (519,708)

Other Income (Expenses)
     Interest Net                      102,468             32         230,292            799
     Unrealized Capital Loss            (8,308)             0         (52,552)             0
                                   -----------    -----------     -----------     ----------

NET LOSS                           $(1,348,148)   $  (310,132)    $(4,180,074)    $ (518,909)
                                   -----------    -----------     -----------     ----------

Net Loss per share                 $      (.04)   $      (.00)    $      (.12)    $     (.02)
                                   -----------    -----------     -----------     ----------
                                   -----------    -----------     -----------     ----------

Weighted average number of
shares outstanding                  37,386,790     26,611,873      34,327,838     26,577,308
                                   -----------    -----------     -----------     ----------
                                   -----------    -----------     -----------     ----------


                       INTERNATIONAL META SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                 Nine Months ended
                                                       Sept. 30, 1996         Sept. 30, 1995
                                                       --------------         --------------
Cash flows from operating activities
Net loss                                                 $(4,180,074)            $(518,909)
   Reconciliation of net loss to net cash
   used in operating activities
      Amortization of deferred compensation                   89,072                92,241
      Issuance of common stock for services                   23,140                27,671
Depreciation and amortization                                484,972               331,132
(Increase) decrease in:
      Accounts Receivable                                   (300,000)
      Inventory                                                    0               (10,877)
      Prepaid expenses and other current assets               22,409                 4,453
Increase in:
      Accounts payable and accrued expenses                   35,970                 4,977
                                                         -----------             ---------

Net cash used in operating activities                     (3,824,511)              (63,312)
                                                         -----------             ---------

Cash flows from investing activities
      Increase in deferred software development cost               0              (533,139)
      Acquisition of furniture and equipment                (570,984)             (165,638)
      Increase in patent costs                                (8,917)               (8,170)
                                                         -----------             ---------

Net cash used in investing activities                       (579,901)             (706,947)
                                                         -----------             ---------

Cash flows from financing activities
      Proceeds from issuance of common stock, net          9,520,007                19,619
      Proceeds from issuance of preferred stock, net               0               980,000
      Payments on capitalized leases payable                  (9,758)               (4,348)
                                                         -----------             ---------

Net cash provided by financing activities                  9,510,249               995,271
                                                         -----------             ---------

Net increase (decrease) in cash and cash equivalents       5,105,837              (219,012)
Cash and cash equivalents, beginning of period               919,417               409,812
                                                         -----------             ---------

Cash and cash equivalents, end of period                 $ 6,025,254             $ 628,824
                                                         -----------             ---------
                                                         -----------             ---------


                       INTERNATIONAL META SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                   GENERAL


THE COMPANY

     IMS designs and develops microprocessor chip technologies, focusing on ways to raise the performance and functionality of industry-standard microprocessors while lowering their cost. IMS intends to sell its technologies through licensing arrangements with industry leaders or will sell end products directly to consumers.

     IMS has established a focused business strategy to achieve future growth. It includes:

     -    Develop proprietary technology for leading-edge designs.

     - Establish partnerships and joint development or marketing arrangements with select, industry leaders.

     - Market a diverse product line that targets mainstream industry-compatible devices to meet the needs of major computer, entertainment and telecommunications markets and the high end of the emerging Internet access market.

     This strategy, coupled with the Company's plan to leverage and reuse its technology, is intended to permit IMS to develop and market products that are anticipated to have substantial consumer demand.

IMS PRODUCTS

     IMS is currently focusing on completion of the Meta 6000, an Intel-compatible processor, and conducting prototype development and market acceptance studies for an Internet language accelerator, the Meta Expresso.

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

     In partnership with a major international semiconductor manufacturer, the development partner, IMS is developing the Meta 6000, a fully custom socket-compatible version of the Intel Pentium-TM-. Performance is targeted to approximate that of a 300 MHz Pentium-TM-. Special features include:

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

     The Meta 6000 will be manufactured using a .35 micron production process, The Company anticipates migrating the design to a .25 micron process. This can result in a chip called the Meta 6500 that may have a substantial performance increase over the Meta 6000. No assurances can be provided that the Meta 6000 will achieve all of its performance objectives. Also, no assurances can be given that IMS will be successful in obtaining agreement from the development partner for the Meta 6500 project or that the anticipated performance increase will be achieved.

     In July, Dr. Hanan Potash joined the Company as Vice President, Operations with the responsibility of coordinating and directing the efforts of the Meta 6000 team and synchronizing the Company's efforts with the requirements of our development partner. He is located in the Austin Design Center.

INTERNET LANGUAGE ACCELERATORS

     IMS has deep roots in designing very high level language engines -- the Meta 3230 and 3240. These products were developed to execute SMALLTALK byte-codes in addition to standard machine languages, such as C, C++ and FORTRAN. Indeed, the Meta 3240 ran SMALLTALK programs 10-30 times faster than competing microprocessors.

     The mechanisms and techniques developed by IMS for supporting these early products are directly applicable to JAVA, a simple, general purpose programming language for Internet applications. The JAVA language is designed so that applications written in it will run in a network of computers made by different manufacturers, or using different microprocessors. Typically, the JAVA instructions are interpreted in these machines using their own native instructions which often significantly slows down their execution time. Many companies are looking for ways to accelerate JAVA and obtain much higher levels of performance. When applied to JAVA, the existing 3240 design yields substantially improved performance over software interpretation of JAVA on standard Reduced Instruction Set ( RISC) engines.

     IMS is using this technology to develop a prototype of a high-performance JAVA chip, the Meta Expresso-TM-, which will support inexpensive JAVA - programmable devices. The Company is currently evaluating potential approaches for marketing a Java capability and is seeking a development partner.

     As more elaborate multimedia human interfaces and broader use of JAVA as a general-purpose language create the need for even greater performance, IMS may develop an even higher performance engine, the Meta Double-Expresso-TM-, by applying the super-scalar technologies and mechanisms under development for the Meta 6000. No assurance can be given that IMS will be successful in developing or marketing either of these processors.


                   RESULTS OF OPERATIONS, 3RD QUARTER, 1996

     The operating loss for the quarter increased by $1,132,144 compared to the same period in 1995, while the net loss increased by $1,038,016. The Meta 6000 Microprocessor Design Project was at nearly full staffing during this reporting period, while in the same 1995 period, the contract had just been awarded in April and the staffing effort was underway. A Design Center was opened in Austin, TX, in November, 1995. The expenses incurred in this expansion, which focused on supporting the Meta 6000 project, accounts for the vast majority of the increase in net loss for the period.

     The Company received $300,000 in revenue from sales or development contract payments during the reporting period. This is an increase of $90,000 from 1995. Due to the uneven phasing of development contract payments, there can be substantial variations from period to period.

     Research and Development expense during the reporting period increased by $996,053 over the comparable period in 1995. This increase was primarily due to the increase in technical staffing from 10 to 55. The staff of 55 consists of mostly full time employees and a number of part-time and full-time consultants to support the Meta 6000 development and the other Company projects. Many of the expenses associated with completing the expansion of the Austin Design Center from 4376 square feet to 5704 square feet were incurred in this quarter. There were no expenses associated with the Austin Center during the comparable period in 1995.

     Selling, general and administrative expense during the reporting period increased by $218,215 over the comparable period in 1995. This increase was due to the addition of administrative staff to support the increase of 45 engineers and the creation of the Austin Design Center. There were also increases in travel and communications charges required to coordinate the Meta 6000 development between headquarters and the Austin Design Center, recruiting fees for staffing, relocation fees for new employees, consulting fees for product studies. Also, Federal and state taxes and insurance associated with employee headcount increased proportionately with the increase in staffing.

     Depreciation and Amortization increased during the reporting period by $7,876 over the comparable period in 1995. Amortization of the Meta 3250 software represents the largest item in the increase.

     Interest Income increased by $102,436 during the reporting period over the comparable period in 1995. This increase was earned on the remaining balance of the $10,000,000 that was raised at the end of 1995 and during the first quarter of 1996.

     Unrealized capital loss of $8,308 occurred due to the impact of the fluctuation of interest rates on the temporary investments of the Company. There were no corresponding expenses in 1995.


           RESULTS OF OPERATIONS, NINE MONTHS ENDING SEPT 30, 1996

     The loss for the nine months increased by $3,661,165 compared to the same period in 1995. During the same period in 1995, the Company was operating at a much lower staffing level. The Meta 6000 Microprocessor Design Project was started in April of 1995. In addition, in April of 1995, the Company relocated from Torrance to larger offices near the Los Angeles Airport, and the Austin Design Center was opened in November, 1995. During the first nine months of 1996, the Company was fully focused, staffed, equipped and working to complete the Meta 6000 project.

     There was $300,000 from sales or development contract payments during the reporting period. This is a decrease of $310,000 from 1995 when the Company received $300,000 of development contract payments, and the Company sold a non-exclusive license for rights to the Meta 3250 for $300,000. Due to the uneven phasing of development contract payments, there can be substantial variations from period to period.

     Research and Development expense during the reporting period increased by $2,264,369 over the comparable period in 1995. This increase was primarily due to the significant increase in technical staffing from 4 at the beginning of 1995 to the current 55. The staff of 55 consists of mostly full time employees and a number of part-time and full-time consultants to support the Meta 6000 development and the other company projects. In addition, the 4376 square foot Austin Design Center, which was opened in November of 1995, was expanded to 5704 square foot during second quarter of 1996. There were no expenses associated with the Austin Center during the comparable period in 1995.

     Selling, general and administrative expense during the reporting period increased by $1,109,877 over the comparable period in 1995. This increase was due to the addition of administrative staff to support the increase of 51 engineers, the relocation from Torrance to larger offices near the Los Angeles Airport, and the creation of the Austin Design Center. There were also increases in travel and communications charges required to coordinate the Meta 6000 development between headquarters and the Austin Design Center, recruiting fees for staffing, relocation fees for new employees, consulting fees for product studies. Also, Federal and state taxes and insurance associated with employee headcount increased proportionately with the increase in staffing.

     Depreciation and Amortization increased during the reporting period by $153,840 over the comparable period in 1995. Amortization of the Meta 3250 software began in this period and represents the largest item in the increase.

     Interest Income increased by $229,493 during the reporting period over the comparable period in 1995. This increase was earned on the remaining balance of the $10,000,000 that was raised at the end of 1995 and during the first quarter of 1996.

     Unrealized capital loss of $52,552 occurred due to the impact of the fluctuation of interest rates on the temporary investments of the Company. There were no corresponding expenses in 1995.

                       LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The Company's cash or cash equivalent position was $6,025,254 at the end of the quarter compared to $919,417 at the end of 1995. This cash, combined with anticipated progress payments from its Meta 6000 development contract should allow the Company's activities related to the Meta 6000 Project to proceed through initial chip production. The anticipated progress payments are tied to milestone achievements, and no assurance can be given that all or any of such milestones will be achieved.

     Additional funding will be required for IMS to market and inventory the chip for the retrofit market or for direct sales to Original Equipment Manufacturers for inclusion in computer systems. No assurances can be given that the Company will be able to obtain such funding on acceptable terms. Business opportunities related to follow-on chips such as the Meta 6500, Java products or other projects would require additional funds to initiate these new projects. No assurances can be given that any new project will be initiated or that funding for such projects can be obtained.

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

AVAILABILITY OF NOLS

     The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $8,028,000 at December 31, 1995, which expire at various amounts through the year 2010 if not utilized before then to offset taxable income.

     Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. The determination of whether an ownership change with in the meaning of Section 382 has occurred during the most recent period has not yet been made. The detailed information necessary to determine testing dates and percentage ownership increases of five percent owners, if any, is not readily available; therefore, a determination of the testing dates and percentage ownership increases will not be made until the NOL is utilized.


                        "SAFE HARBOR" STATEMENT UNDER
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ANNUAL MEETING

     At the Company's annual meeting on July 10th, 1996, the shareholders approved all proposals presented by the Company. They included:

          a) Adoption and approval of the amendment to the Company's Certificate of Incorporation to increase the amount of authorized shares of Common Stock from 50,000,000 to 70,000,000 and to reduce from 8 to 6 the threshold at which directors of the Company must be elected to staggered terms of office.

     For                 Against          Abstain
     ------------------------------------------------------
     24,162,761          834,907          152,325

          b) Ratification of the appointment of Singer, Lewak, Greenbaum & Goldstein, certified Public Accountants, as auditors of the Company for the fiscal year ending December 31, 1996.

     For                 Against          Abstain
     ------------------------------------------------------
     32,394,658          26,911           159,015

          c) Adoption and approval to elect to the Board of Directors five (5) directors, to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. The directors are: George W. Smith, Masahiro Tsuchiya, Frank LaChapelle, Sigmund Hartmann, and Martin S. Albert.

     For                 Against          Abstain
     ------------------------------------------------------
     32,458,008          58,413           64,163

          d) Adoption and approval of the form of indemnity agreements between the Company and the members of the Company's Board of Directors.

     For                 Against          Abstain
     ------------------------------------------------------
     31,541,517          781,872          234,695

          e) Adoption and approval of the Company's 1996 Stock Option Plan and to reserve up to 4,500,000 shares of the Company's Common Stock for issuance under the 1996 Stock Option Plan.

     For                 Against          Abstain
     ------------------------------------------------------
     28,464,080          729,912          403,780

Item 5.  Other Information.

     In connection with a private placement of common stock in 1994, 460,000 warrants to purchase common stock at $2.50 per share were issued, which were to expire in October 1996. The Board of Directors voted at their September 5, 1996 meeting to extend the expiration date of the common stock purchase warrants from October 31, 1996 to April 30, 1997.

     At the November 4, 1996 Board of Directors meeting, Dr. Philip M. Neches was elected to fill a vacant seat on the International Meta Systems, Inc., Board of Directors. Dr. Neches was a founder, Chief Scientist, and Vice President of Teradata Corporation from 1979 to 1988. He served as Vice President and Chief Scientist of NCR Corporation from 1989 to 1994. From 1994 to 1996, Dr. Neches was enlisted by AT&T as their Vice President and Group Technical Officer of Multimedia Products and Services

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     None


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL META SYSTEMS, INC.

Date:  November 13, 1996




/s/ Paul Sefchek
----------------------------------------
Paul Sefchek, Vice President Finance and
Chief Financial Officer