Form 10KSB
period 1996-12-31
INTERNATIONAL META SYSTEMS INC/DE/
filed 1997-03-31
CIK 820475

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                  or



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from _______________to________________.


                      COMMISSION FILE NUMBER 0-17945
                     INTERNATIONAL META SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

        DELAWARE                                 33-0146747
 (State or other jurisdiction of              I.R.S. Employer
 incorporation or organization)           Identification Number


        100 N. SEPULVEDA BLVD., SUITE 601, EL SEGUNDO, CA 90245
  Registrant's telephone number, including area code: (310) 524-9300

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES /X/      NO/ /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation 8-SB not contained in this form and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's total revenues for the fiscal year ended December 31, 1996:
$575,075.90.

The number of shares outstanding of the issuer's common stock as of March 10,1997 was 37,497,100. The aggregate market value of the 21,279,471 shares of the Company's Common Stock held by non-affiliates was approximately $37,239,074 as of March 10, 1997.

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

   International Meta Systems, Inc. ("IMS" or the "Company"), designs and develops high-performance, industry-standard, Intel X86 Compatible Microprocessors and Internet Language Accelerators. The Company has perfected design techniques that enable substantial increases in performance and functionality while lowering production costs. In addition, the Company has developed extensive design verification test suites to ensure compliance with industry-standard X86 and Java processors.

   The Company was founded by Mr. George W. Smith in 1986 to commercially exploit the results of a $5 million computer research project begun at the Aerospace Corporation. The Company acquired a royalty free exclusive license for the technology from the Aerospace Corporation and adapted this advanced design for use on personal computers with the development of its first microprocessor chip, the Meta 3230, in 1988. This chip was successfully used to implement high level computer languages on personal computers that enabled scientists and engineers to migrate mainframe applications to desktop computers. The Company sold over 200 computer boards containing this chip to the aerospace and defense industries.

   During the 1989 to 1990 time frame the Meta 3240 was developed as a Smalltalk (Smalltalk is the precursor of Java) engine for Apple Computer systems. The Company completed a development contract with NCR to demonstrate the use of this technology in their product line. The market for this application of IMS technology was not broad enough for the Company to achieve its business goals. As a result, in 1989, IMS registered as a public corporation to raise funding through the sale of equity to finance the development of its microprocessor technology for the personal computer business market.

   In 1990, IMS initiated its design of a second-generation microprocessor in response to a development contract with Apple Computer, Inc. The Company, using the unique features of its previous designs, was able to develop and prototype a microprocessor chip that could execute X86, 68040, and 6502 instruction sets, enabling it to run software programs written for both IBM compatible and Applecomputer systems. The success of the Meta 3250 chip's implementation validated IMS' ability to offer a technology to the industry that could emulate (run programs written for one computer system on a different computer system without modification) industry accepted microprocessor chips and execute commodity operating systems, such as Microsoft's DOS and Windows, and Apple's System 7 operating systems.

   By 1993, IMS had successfully designed, developed, and prototyped the Meta 3250 and the Meta 3250 A & B that were produced by major semiconductor manufacturers. These products demonstrated IMS' capability to produce state ofthe art microprocessors with X-86 compliance, and a thorough understanding of Java and Internet language machines.

   On April 27, 1995 the Company entered into an Agreement (the
"Agreement") with a multi-billion dollar internationally recognized and respected computer and semiconductor manufacturer (the "Partner") whose global chip development and fabrication resources are among the finest in the world. The Agreement provides for the joint development by the Company, together with the Partner, of the Meta6000 microprocessor. This microprocessor is jointly owned by the Company and the Partner, with the Partner being granted a license to manufacture and to sell the Meta 6000 Chips. Under the Agreement, development fees and royalties are provided to the Company in exchange for the license to manufacture and sell the Meta 6000 Chips based on the Company's designs. The specific terms of the Agreement and the Partner's name are confidential and restricted from disclosure.

IMS PRODUCTS
   Over the past decade, IMS has designed and prototyped a series of microprocessors, the Meta 3230, 3240, and 3250, that emulate both high-level languages and industry standard machine languages. The Meta 3240 emulated Motorola's 68000 instruction set, while the Meta 3250 could emulate both Motorola 68040 and 6805 and the Intel 486 instruction sets. These emulators performed well and exhibited good fidelity, running industry standard software like Microsoft DOS and Windows and Apple System 7 Operating Systems. This technology evolution created the core elements of IMS' current designs.

INTEL COMPATIBLE PRODUCTS
    In partnership with a multi-billion dollar internationally recognized and respected computer and semiconductor manufacturer, IMS is developing the Meta 6000, a fully socket-compatible (pin-for-pin) version of the Intel Pentium-TM-P55C microprocessor.

META 6000
    This microprocessor will be a socket compatible version of the Pentium-TM-P55C microprocessor. This product will have market demand for both OEM and retrofit markets. IMS' proprietary superscaler architecture will produce a Chip that operates at approximately 300 megahertz Pentium-TM-performance. The Meta 6000 design utilizes state of the art superscalar technologies such as: register renaming, out-of-order execution and multi-level branch prediction. This IMS custom design will result in compact size, resulting in high foundry yields and low fabrication costs per chip.
The licensing arrangements currently in place guarantee IMS access to chips, dies and wafers from the foundry partner. The on-chip multimedia capability of the Meta 6000 is compatible with Intel's MMX Multimedia extensions, and processes instructions an estimated 30% faster than Intel's P55C.
Incorporated within the chip are advanced tag and cache designs that support a very fast floating point unit with a cache capacity of 32K. The foundry partner utilizes a proven advanced fabrication process to produce .35 micron, 5 layer metal design that enhances reliability and performance.

   Completion of the Meta 6000 has been delayed due to difficulty in meeting engineering staffing requirements and enhancements, such as performance improvements and multimedia extensions (MMX). These changes and delays to the scheduled completion to the product have been coordinated with the development partner. They have advised IMS that the market window for this product requires tapeout (initial design completion by IMS) of the chip in June 1997. There maybe serious effects to the ability to market this product if the above date is not achieved. IMS Management is confident that the date will be achieved.


   In response to scheduling concerns the Company hired Dr. Lee Hoevel as its President, effective February 3, 1997. Dr. Hoevel has been serving as a consultant to the Company in connection with the Meta 6000 Chip project.
Dr. Hoevel's primary responsibility will be to complete the development of the Meta6000 Chip within the schedule that is currently being required by the Partner. Additionally, the Company has hired eight integration engineers since January 1,1997 and

Cadence Design Systems has been retained to provide comprehensive services and technology for the Meta 6000 project completion. Cadence is the largest supplier of software tools and professional services used to accelerate and manage the design of semiconductors. Although no assurances can be given,IMS Management is confident that the current scheduled completion date will be achieved.

    IMS has extensive experience in designing very high-level language engines. The Meta 3230 and 3240 were products developed to execute Smalltalk byte-codes in addition to standard machine languages, such as C, C++ and FORTRAN. These chips ran Smalltalk programs 10 to 30 times faster than competing microprocessors. The mechanisms and techniques developed by IMS for supporting these products are directly applicable to Java, today's general purpose programming language for Internet and Intranet applications.

META EXPRESSO

   IMS has leveraged its previously developed technology to design the prototype of a high performance Java chip, the Meta Expresso. This Chip will support inexpensive Java programmable devices that are now being introduced to consumer markets, as well as a basis for low-cost Network Computers. Sun's PicoJava chip executes five times faster than a dynamic compiler running on a Pentium system and twenty times faster than an interpreter running on a 486 machine. Simulations predict that IMS' Meta Expresso chip executes fifteen times faster than a dynamic compiler running on a Pentium system and sixty times faster than an interpreter running on a 486 machine. The Company is currently offering licensing opportunities to major electronics corporations leading to the development and delivery of the Company's Meta Expresso-TM- Java microprocessor.

   The Company has developed, and will provide licensees with, an Expresso Development Toolset. Included in the tools are the following components: An EXPRESSO ASSEMBLER, a macro assembler for generating
Expresso Native Instructions, which is used to write the byte-code emulator; the EXPRESSO CHIP EMULATOR, a modular, Visual C++ program which provides: cycle-by-cycle simulation of the design, accurate representation of all register, data paths, on-chip memories, and all other architectural features of the chip, and is ready for use as a Verilog specification; and the EXPRESSO RUN-TIME EMULATOR, which provides: a full run-time debug system, including: Breakpoints, Run Until, Stepping controls, Trace mode, and other conventional debugging capabilities together with Register, Stack and Pipeline displays, plus the capability to generate validation test vectors, providing a development environment for system software generation and test.

EMPLOYEES AND CONSULTANTS

   As of December 31, 1996 the Company employed a staff of 50 persons, 41 of whom are in engineering, and 9 of whom are in marketing and administration. Twelve independent contractors have been retained to assist the Company in development of the Meta 6000, the Meta Expresso-TM- and IMS speech and voice compression products.

ITEM 2.  DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

   As of December 31, 1996, the Company's principal offices, consisting of 7,954 square feet of general office space, are located in El Segundo, California and leased from an unaffiliated third party. The six year lease extends to 2001 at a monthly rate of $8,352. During the year, the Austin Design Center was expanded from 4376 square feet to 5704 square feet. This lease extends to February, 1999 at a current monthly rate of $6,758. Both of these leases have provisions for cost of living increases.

PATENTS AND COPYRIGHTS
   IMS intends to protect against other companies infringing upon its technology through patent and copyright registration. In December, IMS received its first U.S. Patent. This Patent (U.S. 5,574,927) was awarded for Reduced Instruction Set (Risc) computer architecture. This unique design is capable of interpreting the microcode and executing the instruction sets for the Intel 80x86 (Pentium-TM-486), the Motorola 680x0 (Apple Macintosh-TM-) or the MIPS R3000 processors. Patent applications are under development for features of theMeta 6000 and Java chips. No assurances can be given that such patent application will be granted, or even if granted, that it will offer effective protection against competitors. No assurance can be give that the Company will not have to enforce its rights against infringement or even that it will have sufficient funds to finance such enforcement through litigation. In such enforcement, no assurance can be given that such enforcement will be successful, or even if it is successful, that the Company will not be forced to expand substantial funds in legal fees.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCKHOLDER MATTERS

   The Common Stock is traded in the over-the-counter market on the OTC electronic bulletin board. As of March 10, 1997, the Company had approximately 822 holders of record of its Common Stock. During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock. For the years ended December 31, 1995 and 1996, the price of the Company's Common Stock was as follows:

                              1996                     1995
                              ----                     ----
     For Quarter
     Ended               High       Low           High        Low
     -----------         --------------           ---------------
     March               $2.43      $1.31         $1.43     $.55
     June                $2.43      $1.62         $1.69     $.87
     September           $2.31      $1.31         $3.06     $.87
     December            $1.78      $ .96         $2.12     $.96


   As of March 10, 1997, the last reported sales price of the Company's stock was Bid $1.75 and Asked $1.84. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATION - 1996

   The loss for the year from operations increased by $5,423,183 compared to 1995. During the same period in 1995, the Company was operating at a much lower staffing level. The Meta 6000 Microprocessor Design Project was started in April of 1995. In addition, in April of 1995, the Company relocated from Torrance to larger offices near the Los Angeles Airport, and the Austin Design Center was opened in November, 1995. During 1996, the Company was focused, staffed, equipped and working to complete the Meta 6000 project.

   Revenue for the year totaled $300,000 from development contract payments related to the Meta 6000 project. This is a decrease of $609,988 from 1995 when the Company received $600,000 of development contract payments related to the Meta 6000 and the Company sold a non-exclusive license for rights to the Meta 3250 for $309,988. Due to the uneven phasing of development contract payments related to the Meta 6000 chip, there can be substantial variations from period to period.

   Research and Development expense during the year increased by $3,218,676 over 1995. This increase was primarily due to the significant increase in technical staffing from 4 at the beginning of 1995 to the 1996 year end total of 37 full time employees. In addition, twenty full-time or part-time consultants were engaged to support the Meta 6000 development and the other company projects at 1996 year end. There were no consultants on staff at 1995 year end. To support this growth in staff, the 4376 square foot Austin Design Center, which was opened in November of 1995, was expanded to 5704 square foot during the second quarter of 1996. There were minimal expenses associated with the Austin Center during 1995.

   Selling, general and administrative expense during the reporting period increased by $1,270,636 over 1995. This increase was due to the addition of administrative staff to support the increase of 53 engineers and consultants, the relocation from Torrance to larger offices near the Los Angeles Airport, and the creation of the Austin Design Center. There were also increases in travel and communications charges required to coordinate the Meta 6000 development between headquarters and the Austin Design Center, recruiting fees for staffing, relocation fees for new employees, as well as consulting fees for product studies. Also, Federal and state taxes and insurance associated with employee headcount increased proportionately with the increase in staffing.

   Depreciation and Amortization increased during 1996 by $590,619 over the comparable period in 1995. Amortization of the Meta 3250 software began in this period and represents the largest item in the increase.

   Interest and Dividend Income increased by $301,883 during the reporting period over the comparable period in 1995. This increase was earned on the remaining balance of the $10,000,000 that was raised at the end of 1995 and during the first quarter of 1996.

   Loss on marketable securities of $31,873 occurred due to the impact of the fluctuation of interest rates on the temporary investments of the Company. There were no corresponding expenses in 1995.

INFLATION

   The Company's business and operations have not been materially affected by inflation during the past two years and the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash or cash equivalent position was $4,545,266 at the end of the year compared to $919,417 at the end of 1995. This cash, combined with anticipated progress payments from its Meta 6000 development contract will not be sufficient, however, to allow the Company's activities related to the Meta 6000 Project to proceed through initial chip production and sales. The anticipated progress payments are tied to milestone achievements, and no assurance can be given that all or any of such milestones will be achieved. Although management is confident about the prospects of raising additional capital through private placements of its securities, or other means, to finance the Company's activities through initial chip production and the commencement of sales, no assurances can be given that IMS will be able to obtain such funding on acceptable terms.

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

   The Company elected to convert interest, due June 30, 1996, on its Series
A and Series B Convertible Preferred Stock into shares of Common Stock. The amount of such interest aggregated $41,000, and resulted in the issuance of 20,752 shares of Common Stock. The company also elected to satisfy interest due on December 31, 1996 on both series of stock, through the issuance of additional shares of Common Stock. The amount of such interest aggregated $41,000, and resulted in the issuance of 30,693 shares of Common Stock. The company may also elect to satisfy interest due on June 30, 1997 on both series of stock, and on November 30, 1997 on the Series B in cash or through the issuance of additional shares of Common Stock.

AVAILABILITY OF NOLS

   The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $15,250,000 at December 31, 1996, which expire at various amounts through the year 2011 if not utilized before then to offset taxable income.

   Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. The determination of whether an ownership change within the meaning of Section 382 has occurred during the most recent period has not yet been made. The detailed information necessary to determine testing dates and percentage ownership increases of five percent owners, if any, is not readily available; therefore, a determination of the testing dates and percentage ownership increases will not be made until the NOL is utilized.

ITEM 7.  FINANCIAL STATEMENTS

   Report of Independent Certified Public accountants for the fiscal years ended December 31, 1996 and December 31, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

   The Directors and Executive Officers of the Company are as follows:

                                                                    DIRECTOR/OFFICER
NAME                 AGE            OFFICE                          COMPANY SINCE
-----                ---            ------                          --------------
George W. Smith      57             Chairman of the Board,           December, 1987
                                    Chief Executive Officer,
                                    (and Acting Chief Financial
                                    Officer)(1)

Lee W. Hoevel         51            President(2)                     February, 1997

Paul Sefchek          50            Chief Financial Officer          April, 1996

Masahiro Tsuchiya     49            Director                         August, 1992

Frank LaChapelle      55            Director                         September, 1993

Sigmund Hartmann      67            Director                         September, 1995

Martin Albert         64            Director                         March 19, 1996

Philip Neches         45            Director                         November 4, 1996


   GEORGE W. SMITH, Chairman of the Board, Chief Executive Officer and acting Chief Financial Officer, founded the predecessor of the Company in 1985. Mr. Smith has served as Chairman of the Board and Chief Executive Officer of the Company since its formation in 1987. From October 1967 to August 1985 he was employed by the Aerospace Corporation where his positions included Principal Director for DOD Space Shuttle Operations and Systems Director for Development and Operations of several classified Air Force programs. While employed by the Aerospace Corporation, he managed programs with budgets exceeding $300 million. He has an extensive background in managing the design, development and manufacturing of complex high-tech products. His awards include the Trustees' Distinguished Achievement Award granted by the Aerospace Corporation in recognition of his technical leadership and management and the Air Force Outstanding Service Award. He received a Bachelor of Science degree in electrical engineering at U.C.L.A.

   DR. LEE W. HOEVEL, was employed as President of the Company on February
3, 1997. Prior to accepting this position, Dr. Hoevel had served as a consultant with the Company in connection with the Meta 6000 Chip project for seven months. Dr. Hoevel received his undergraduate degrees in mathematics and economics at Rice University. He received graduate degrees in electrical engineering and computer science at Johns Hopkins University. Dr. Hoevel's career spans nearly two decades of technology development and executive management. He was instrumental in the development of deep pipelining, out-of-order execution, branch prediction and cache prefetch mechanisms at IBM Research. During his tenure at AT&T/NCR he held numerous positions of increased responsibility including director of Advanced Architecture, chief architect for Workstation Products Division, vice president for the Research and Development Division, NCR board-appointed officer, chief technical officer for AT&T Global Information Solutions. Dr. Hoevel left AT&T/NCR in 1996 as chief technical officer for the Computer Systems Group, vice president of Technology and Development, and officer of the NCR Corporation.

   Dr. Hoevel holds seven U.S. Patents in technology design. He is the contributing author on Human Interface Technologies to the CBEMA vision book and is the author of 39 technical papers. He is a member in Sigma-Xi, IEEE and ACM and served as the AT&T board member for the Micro-Computer Corporation.

   PAUL SEFCHEK, Chief Financial Officer of the Company, was appointed to this position in April, 1996. Mr. Sefchek has over 25 years experience in technical and business management. While in the Air Force, he was selected and trained as a USAF astronaut for Space Shuttle Missions. After retiring from the USAF in 1989, Mr. Sefchek was the Senior Director of the Government Services Group of Trident Data Systems, and President of Advanced Computer Technology. He holds a Bachelor Degree in Engineering from the Stevens Institute of Technology, Hoboken NJ and a Masters in Business Administration Degree from The University of Pennsylvania's Wharton School.


   MASAHIRO TSUCHIYA, Director of the Company and acting marketing representative of IMS in Japan. He received his Ph.D. degree in computer sciences from the University of Texas at Austin. Currently he is president of Sypex International Company, based in the U.S. and Japan. As founder and president of Sypex, he has served as consultant to several startups and major corporations in the U.S., Japan, and Korea on high technology product development and marketing plans. From 1980 to 1988, he worked on systems engineering of several major U.S. missile and space defense programs at TRW Defense Systems Group, Redondo Beach, California. His academic career includes a research associate at the University of California, Berkeley in 1991, an adjunct professor of computer science at the University of Southern California, Los Angeles, in 1986. From 1973 to 1979, he was an associate professor at the University of Hawaii at Manoa, Honolulu, an assistant professor at the University of California, Irvine, and at Northwestern University, Evanston, Illinois. In 1975, he was a visiting computer scientist for research in computer architecture at Arhus Universite, Arhus, Denmark, and in 1972, he was a visiting lecturer at Konan University, Japan. Masahiro Tsuchiya was an IEEE Computer Society's Distinquished Visitor from 1983 to 1986. He is an editor of the IEEE TRANSACTIONS ON COMPUTERS, a prestigious research journal in computer sciences and engineering. He is listed in Who's Who in America. He has published many papers
                                9
and made significant research contributions to the areas in computer architecture, parallel processing, distributed systems, database and operating systems.

   FRANK LACHAPELLE is a founder of Interscience Computer corporation, a reporting company under the Exchange Act of 1984, and has served as the Chairman of the Board since its formation in 1983. Mr. LaChapelle served as President of Interscience Computer Corporation from 1983 until January, 1991, and has served as Chief Executive Officer since September, 1991. Interscience Corporation filed a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in February, 1997. Mr. LaChapelle was Vice President-Technical Director Interscience Systems, Inc., a publicly-held company principally engaged in manufacturing and marketing mainframe computer compatible peripheral subsystems, from 1973 until 1983. In 1983, Mr. LaChapelle and four other investors formed Interscience Computer Corporation to purchase the computer maintenance division on Interscience Systems, Inc. Mr. LaChapelle holds a Bachelor of Science degree in mathematics from the University of Washington.

   SIGMUND HARTMANN, Director of the Company, serves as a Strategic Advisor to the CEO. From 1984 to 1989 he served as President of Software, Executive Vice President Atari Corporation. At Atari, he turned the company from $500 million annual deficit to a profitable operation. From 1981 to 1984 and from 1970 to 1971 Mr. Hartmann was the President, Software, Vice President and General Manager, Commodore. At Commodore, Mr. Hartmann was responsible for developing the company from a $300 million, low-end computer business to a $2.1 billion systems company. Prior to that Mr. Hartmann worked for 18 years holding the positions of Vice President and Assistant General Manager of TRW, Incorporated. He has a Masters of Science Degree in Mathematics from Liege University, Belgium. He completed the Executive Management Program at University of California, Los Angeles, in 1970.

   MARTIN ALBERT, Director of the Company, is the President and Chief Executive Officer of Dolphin Interconnect Solutions, Inc. and has been adirector of Dolphin since incorporation. He also is a shareholder of Amerscan A.S., Dolphin's largest shareholder and a shareholder and director of Amerscan Capital Management, the general partner and investment advisor of Amerscan Partners II. Mr. Albert has a bachelor's degree in Physics from the City College of New York and carried out post graduate studies in Philosophy of Science and Business at the University of California, Los Angeles, and Columbia University. He has previously been involved in corporate investment and consultancy work and has served as a director of numerous companies during his career, particularly being involved with a number of small-to-medium sized technology companies seeking funding to expand their strategic and operational capabilities. He has also been involved in developing and managing disk drive test and development systems companies and other companies through their original public offerings and oversaw their future acquisition by substantially larger firms.

   PHILIP NECHES, Director of the Company, previously held positions as Founder, Chief Scientist and Vice President, Teradata Corporation, Sr.
Vice President and Chief Scientist, NCR Corporation and Vice President and Group Technical Officer, Multimedia Products and Services, AT&T Corporation. At present Dr. Neches is an outside consultant and investor in several companies. His current business affiliations include Trustee, California Institute of Technology; Director, PeopleLink Corporation; Advisory Board, EarthLink Network,Inc.; Advisor, AT&T Venture Capital; Consultant, NCR Corporation; and Visiting Committee, Electrical Engineering and Computer Science Department, Lehigh University. Dr. Neches holds a Bachelor of Science degree (with honors) from the California Institute of Technology, a Masters Degree in Engineering Science from the California Institute of Technology and a Ph.D. in Computer Science from the California Institute of Technology.


(1)The Company's Board of Directors appointed Mr. Smith as acting Chief Financial Officer of the Company, effective March 17, 1997, as a result of the sudden and serious illness of Mr. Sefchek that occurred earlier in March. The Company anticipates that Mr. Sefchek will be unable to return to work for several months.

(2)The Company anticipates that Dr. Hoevel will be appointed by the Board as a director of the Company at the next meeting of the Board, currently scheduled for April 3, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

THE COMPANY

   The only executive officer of the Company who received in excess of $100,000 of compensation during the Company's fiscal year ended December 31,1996, was George W. Smith. Information regarding Mr. Smith's compensation isset forth below.

NAME AND                    FISCAL YEAR ENDED
POSITION                    DEC. 31                 SALARY         BONUS
----------                  -----------------      ---------       -----
George W. Smith             1996                   $139,230        0
 Chairman of the Board      1995                   $130,000        0
 President, Chief           1994                   $130,000        0
 Executive Officer

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
   The following table sets forth, as of March 10, 1997, information concerning the ownership of Common Stock and Convertible Preferred Stock of the Company by
(i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock; (ii) each director and officer of the Company; and (iii) all directors and officers of the Company as a group. To the Company's knowledge, based solely on its review of the copies of reports furnished to the Company and representations from reporting persons that no reports were required to be filed, all officers, directors and 10% beneficial owners of the Company's Common Stock complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934 during 1996, except as setforth below.

   Sigmund Hartmann, a director of the Company, inadvertently failed to file on a timely basis a Form 4 with the Securities and Exchange Commission disclosing his change in beneficial ownership when he acquired 53,334 shares of the Company's Common Stock pursuant to the exercise of a stock option. The Form 3 disclosing his initial beneficial ownership of the option was filed on a timely basis. Mr. Hartmann subsequently filed a Form 4 disclosing this transaction.

                                    AMOUNT AND NATURE
NAME, POSITION                      OF BENEFICIAL               PERCENT
ADDRESS                             OWNERSHIP(1)                OWNED
--------------                      -----------------           -------
Paragon Capital Management LLC      10,000,000                   26.5%
Martin Albert, Director (2)
3609 E. Thousand Oaks Blvd., #209
Westlake Village, CA  91362

Sypex International(3)                 886,583                    2.4%
1585 Kaminaka Drive
Honolulu, HI  96816

Masahiro Tsuchiya, Director          2,854,000                    7.6%
1585 Kaminaka Drive
Honolulu, HI  96816

George W. Smith, Chairman            2,287,077                    6.1%
of the Board, Chief Executive
Officer and President(4)
100 N. Sepulveda Blvd., #601
El Segundo, CA  90245

Paul Sefchek, Chief Financial           36,635                      .10%
Officer
100 N. Sepulveda Blvd., #601
El Segundo, CA  90245

Frank LaChapelle, Director(5)          100,000                      .27%
5171 Clareton Drive
Agoura Hills, CA  91301

Sigmund Hartmann, Director              53,334                      .14%
100 N. Sepulveda Blvd., #601
El Segundo, CA 90245

All directors and executive
officers as a group                 16,217,629                       43%


Paul Sefchek, Chief Financial Officer of the Company, is the only officer or director who owns Convertible Preferred Shares of the Company. Mr. Sefchek owns 100 Convertible Preferred Shares which represents less than 5% of the outstanding Convertible Preferred Shares. No person owns 5% or more of the outstanding Convertible Preferred Shares.

   (1)Unless stated otherwise, all shares listed are owned directly by the shareholder.
                                       12

   (2)The shares owned by Mr. Martin Albert include 133,000 shares owned directly by Mr. Albert, 2,000,000 owned by Paragon Capital Management LLC, of which Mr. Albert is a director, and 7,867,000 shares under which the following shareholders granted Paragon Capital Management LLC, of which Mr. Albert is a director, its irrevocable proxy to vote such shares. Den Norsk Krigsforsikring for Skib (2,000,000 shares), Investeringsselskapet Amandus AS (2,000,000 shares), A/S/ Selvaag Invest (1,500,000 shares), Andreas Ugland (1,500,000 shares), Woodbridge Asset Management Limited (266,667 shares), Pollex A/S (200,000 shares), J. Arthur Olafsen (250,000 shares), Filab A/S (100,000 shares), and Bent Aasnes (50,000 shares).

   (3)Dr. Tsuchiya is a part owner of Sypex International.

   (4)Included in the shares owned by Mr. Smith is an option to purchase 1,000,000 shares at $.30 per share and an option to purchase 160,000 shares at $.75 per share, both options are immediately exercisable.

   (5)The indicated shares owned by Mr. LaChapelle are an option to purchase 100,000 shares at $.40 per share which is immediately exercisable. Mr. LaChapelle was elected to the Board of Directors in September, 1993.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On September 1, 1995, the Company entered into a consulting agreement with Universal Microtechnology, Inc. ("Universal"), all of the shares of which are beneficially owned by Sigmund Hartmann, a director of the Company, for the provision of services related to the development of Speech and Voice Technology. The President of Universal is Sigmund Hartmann. Pursuant to such consulting agreement, the Company is obligated to pay the sum of $4,500 per month in fees and reimbursement of relevant business expenses incurred by Universal. The consulting agreement expired on August 31, 1996 but has been extended by the parties. The consulting agreement may be terminated by either party on 30 days notice.

   Pursuant to the Stock Purchase Agreement with Paragon Capital Management LLC, ("Paragon"), Mr. Martin Albert, a Director of Paragon, was elected to the Company's board of directors on March 19, 1996. Paragon shall have a right of first refusal to purchase or cause to be purchased from IMS any securities of IMS which may be offered in a private placement pursuant to an exemption from registration under the Securities Act on the same terms and conditions as may be offered to any third party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   The following Exhibits and Reports are included with the 10KSB for filing with the Securities and Exchange Commission only.

   EXHIBIT 13. Forms 10Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996 incorporated by reference.

ITEM 15.  SUBSEQUENT EVENTS

   On March 4, 1997, the Company announced the delivery of microcode to the development partner. This constituted the achievement of a milestone completion and an application of proprietary technology by IMS.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INTERNATIONAL META SYSTEMS, INC.

March 24, 1997                    By: /s/
                                     ----------------------------------
                                     George W. Smith, Chief Executive Officer,
                                     Principal Chief Financial Officer (acting)

BOARD OF DIRECTORS





____________________________________

By: George W. Smith, Director



____________________________________

Masahiro Tsuchiya, Director



____________________________________

By: Martin Albert, Director



____________________________________

By: Philip Neches, Director



____________________________________

By: Sigmund Hartmann, Director



____________________________________
By: Frank LaChapelle, Director

                 INTERNATIONAL META SYSTEMS, INC.
                        FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED
                    DECEMBER 31, 1996 AND 1995

                                              INTERNATIONAL META SYSTEMS, INC.
                                                                      CONTENTS
                                                       AS OF DECEMBER 31, 1996
------------------------------------------------------------------------------


                                                                        PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1

FINANCIAL STATEMENTS

  Balance Sheet                                                            2

  Statements of Operations                                                 3

  Statements of Stockholders' Equity                                       4

  Statements of Cash Flows                                               5 - 6

  Notes to Financial Statements                                          7 - 15

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
International Meta Systems, Inc.

We have audited the accompanying balance sheet of International Meta Systems, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Meta Systems, Inc. as of December 31, 1996 and the results of its operations and its cash flows, for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $7,134,779 and $1,711,596 for the years ended December 31, 1996 and 1995, respectively. This factor, as discussed in Note 1 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 21, 1997

                                              INTERNATIONAL META SYSTEMS, INC.
                                                                 BALANCE SHEET
                                                       AS OF DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents (Note 2)                                 $   96,782
 Marketable securities (Note 3)                                      4,448,484

 Prepaid expenses and other current assets                              40,824
                                                                    ----------

    Total current assets                                             4,586,090

FURNITURE AND EQUIPMENT, net (Note 4)                                  717,123

PATENTS                                                                 98,707
                                                                    ----------

    TOTAL ASSETS                                                    $5,401,920
                                                                    ----------
                                                                    ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                   $  257,972
 Accrued payroll and payroll taxes                                     167,275
 Dividends payable                                                      40,000
                                                                    ----------

  Total current liabilities                                            465,247
                                                                    ----------

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Note 5)
 Preferred stock, $.0001 par value: 1,000,000 shares authorized
  Series A convertible preferred stock, 10,000 shares issued and
  outstanding                                                                1
  Series B convertible preferred stock, 250 shares issued and
  outstanding                                                                1
 Common stock, $.0001 par value: 70,000,000 shares authorized,
  37,497,100 shares issued and outstanding                               3,749
 Additional paid-in capital                                         18,563,923
 Subscription receivable                                               (24,120)
 Accumulated deficit                                               (13,606,881)
                                                                   -----------

   Total stockholders' equity                                        4,936,673
                                                                   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $5,401,920
                                                                   -----------
                                                                   -----------


The accompanying notes are an integral part of these financial statements.

                                              INTERNATIONAL META SYSTEMS, INC.
                                                      STATEMENTS OF OPERATIONS
                                              FOR THE YEARS ENDED DECEMBER 31,
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

                                                       1996            1995
                                                   -----------     -----------
REVENUES (Note 1)
 License                                           $         -     $   309,988
 Contract                                              300,000         600,000
                                                   -----------     -----------
   Total revenues                                      300,000         909,988
                                                   -----------     -----------
OPERATING COSTS AND EXPENSES
 Research and development                            3,884,963         666,287
 Selling, general, and administrative                2,612,600       1,341,964
 Depreciation and amortization                       1,208,232         617,613
                                                   -----------     -----------
   Total operating costs and expenses                7,705,795       2,625,864
                                                   -----------     -----------
LOSS FROM OPERATIONS                                (7,405,795)    (1,715,876)

OTHER INCOME (EXPENSE)
 Interest income                                        21,829           5,066
 Dividend income                                       285,120               -
 Interest expense                                       (4,060)           (786)
 Loss on marketable securities                         (31,873)              -
                                                   -----------     -----------
NET LOSS                                           $(7,134,779)    $(1,711,596)
                                                   -----------     -----------
                                                   -----------     -----------
NET LOSS PER COMMON SHARES                         $      (.20)    $      (.06)
                                                   -----------     -----------
                                                   -----------     -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          35,117,725       26,651,601
                                                   -----------     -----------
                                                   -----------     -----------



    The accompanying notes are an integral part of these financial statements.

                                              INTERNATIONAL META SYSTEMS, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

                                       CONVERTIBLE PREFERRED STOCK                COMMON STOCK             ADDITIONAL
                                       ---------------------------        ---------------------------       PAID-IN
                                        SHARES            AMOUNT             SHARES         AMOUNT          CAPITAL
                                       ---------        ---------          -----------     ---------       ------------
BALANCE, DECEMBER 31, 1994                              $                   26,517,792      $  2,651       $  7,033,720

ISSUANCE OF SERIES A
 PREFERRED STOCK (Note 5)                 9,800              1                                                  979,999

ISSUANCE OF SERIES B
 PREFERRED STOCK (Note 5)                   250              1                                                   24,999

ISSUANCE OF COMMON STOCK (Note 5)                                              540,000            54            519,946
OFFERING COSTS                                                                                                  (58,121)
ISSUANCE OF SERIES A PREFERRED
   STOCK FOR OFFERING COSTS (Note 5)        200
ISSUANCE OF COMMON STOCK
   IN EXCHANGE FOR SERVICES                                                    109,663            11            97,159
EXERCISE OF OPTIONS                                                            228,000            23            55,977
AMORTIZATION OF DEFERRED
   COMPENSATION
DIVIDENDS DECLARED
NET LOSS
                                       ---------        ---------          ---------       ---------       ------------

BALANCE, DECEMBER 31, 1995                10,250              2             27,395,455         2,739          8,653,679

ISSUANCE OF COMMON STOCK (Note 5)                                            9,500,000           950          9,499,050
OFFERING COSTS                                                                                                  (62,078)
ISSUANCE OF COMMON STOCK
   IN EXCHANGE FOR SERVICES                                                     37,461             4             51,216
EXERCISE OF OPTIONS                                                            522,909            52            173,243
CONVERSION OF DIVIDENDS PAYABLE
 TO COMMON STOCK                                                                41,275             4             68,718
AMORTIZATION OF DEFERRED
 COMPENSATION
REPRICING OF STOCK OPTIONS (Note 5)                                                                             180,095

DIVIDENDS DECLARED
NET LOSS
                                       ---------        ---------          ---------       ---------       ------------
BALANCE, DECEMBER 31, 1996               10,250           $  2              37,497,100       $ 3,749       $ 18,563,923
                                       ---------        ---------          ---------       ---------       ------------
                                       ---------        ---------          ---------       ---------       ------------




                                               COMMON
                                                STOCK            DEFERRED       ACCUMULATED
                                             SUBSCRIBED        COMPENSATION        DEFICIT          TOTAL
                                             ----------        ------------     -------------    ------------
BALANCE, DECEMBER 31, 1994                  $(48,375)          $  (212,000)     $  (4,651,784)   $  2,124,212

ISSUANCE OF SERIES A
 PREFERRED STOCK (Note 5)                                                                             980,000

ISSUANCE OF SERIES B
 PREFERRED STOCK (Note 5)                                                                              25,000
ISSUANCE OF COMMON STOCK (Note 5)                                                                     520,000
OFFERING COSTS                                                                                        (58,121)
ISSUANCE OF SERIES A PREFERRED
   STOCK FOR OFFERING COSTS (Note 5)
ISSUANCE OF COMMON STOCK
   IN EXCHANGE FOR SERVICES                                                                            97,170
EXERCISE OF OPTIONS                           48,375                                                  104,375
AMORTIZATION OF DEFERRED
   COMPENSATION                                                    122,928                            122,928
DIVIDENDS DECLARED                                                                   (27,850)         (27,850)
NET LOSS                                                                          (1,711,596)      (1,711,596)
                                          ----------           -----------      ------------     ------------

BALANCE, DECEMBER 31, 1995                         -               (89,072)       (6,391,230)       2,176,118

ISSUANCE OF COMMON STOCK (Note 5)                                                                   9,500,000
OFFERING COSTS                                                                                        (62,078)
ISSUANCE OF COMMON STOCK
   IN EXCHANGE FOR SERVICES                                                                            51,220
EXERCISE OF OPTIONS                          (24,120)                                                 149,175
CONVERSION OF DIVIDENDS PAYABLE
 TO COMMON STOCK                                                                                       68,722
AMORTIZATION OF DEFERRED
 COMPENSATION                                                       89,072                             89,072
REPRICING OF STOCK OPTIONS (Note 5)                                                                   180,095
DIVIDENDS DECLARED                                                                   (80,872)         (80,872)
NET LOSS                                                                          (7,134,779)      (7,134,779)
                                          ----------           -----------      ------------     ------------

BALANCE DECEMBER 31, 1996                 $  (24,120)              $     -      $(13,606,881)     $ 4,936,673
                                          ----------           -----------      ------------     ------------
                                          ----------           -----------      ------------     ------------

 The accompanying notes are an integral part of these financial statements.
                                            5

                                              INTERNATIONAL META SYSTEMS, INC.
                                                      STATEMENTS OF CASH FLOWS
                                              FOR THE YEARS ENDED DECEMBER 31,
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

                                                        1996           1995
                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (7,134,779) $(1,711,596)
 Reconciliation of net loss to net cash used in
   operating activities
      Issuance of common stock for services                 51,220       97,170
      Loss on repricing of stock options                   180,095            -
      Loss on sale of marketable securities                 31,873            -
      Depreciation                                         127,171       77,083
      Amortization of software development costs         1,081,061      540,530
      Amortization of deferred compensation                 89,072      122,928
  (Increase) decrease in
     Inventory                                              20,818      (10,818)
     Prepaid expenses and other current assets              (2,513)     (12,586)
 Increase (decrease) in
   Accounts payable and accrued expenses                   289,386       24,828
                                                       -----------   ----------
        Net cash used in operating activities           (5,266,596)    (872,461)
                                                       -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of marketable securities                      (8,471,269)           -
 Proceeds from sale of marketable securities             3,990,912            -
 Acquisition of furniture and equipment                   (606,622)    (159,025)
 Increase in patent costs                                  (42,576)      (9,637)
                                                       -----------   ----------

        Net cash used in investing activities           (5,129,555)    (168,662)
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred stock                       -    1,005,000
 Proceeds from issuance of common stock                  9,649,175      624,375
 Payments on capitalized leases payable                    (13,581)     (20,526)
 Offering costs                                            (62,078)     (58,121)
                                                        -----------  ----------

        Net cash provided by financing activities         9,573,516   1,550,728
                                                        -----------  ----------

           Net (decrease) increase in cash and
              cash equivalents                            (822,635)     509,605

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               919,417      409,812
                                                         ---------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  96,782   $  919,417
                                                         ---------   ----------
                                                         ---------   ----------

     The accompanying notes are an integral part of these financial statements.

                                              INTERNATIONAL META SYSTEMS, INC.
                                          STATEMENTS OF CASH FLOWS (CONTINUED)
                                              FOR THE YEARS ENDED DECEMBER 31,
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
In the years ended December 31, 1996 and 1995, interest paid was $4,060 and $786, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
In 1996, 81,425 shares of common stock from the exercise of options were subscribed for with a subscription receivable in the amount of $24,120.

In 1996, the Company converted dividends payable in the amount of $68,722 into 41,275 shares of common stock.

In 1996, the Company declared dividends amounting to $80,872.














The accompanying notes are an integral part of these financial statements.
                                        6

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS
     International Meta Systems, Inc. (the "Company") was incorporated in Delaware on May 4, 1987. The Company is engaged in the design and development of microprocessors which are the heart of computers and many other electronic devices.


     FINANCIAL CONDITION
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses of $7,134,779 and $1,711,596 in 1996 and 1995, respectively. In addition, the Company has used, rather than provided, cash from its operations. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to meet its financing requirements and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


     Management plans to raise capital during 1997 either through a private placement or secondary public offering which it expects will provide sufficient funding to continue present operations and support future marketing and development activities.


     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     CASH AND CASH EQUIVALENTS
     For purpose of the statements of cash flow, the Company considers all highly liquid instruments purchased with original maturities of three months or less or be cash equivalents.


     NON-MONETARY TRANSACTIONS
     The Company accounts for its non-monetary transactions based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



     PATENTS
     The cost of patents acquired is being amortized on the straight-line method over their useful lives of 17 years.


     FURNITURE AND EQUIPMENT
     Furniture and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of two to five years.


     SOFTWARE DEVELOPMENT COSTS
     Certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.


     Amortization of capitalized software development costs is provided on a product by product basis on the straight-line method over the remaining estimated economic life of the product (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development cost to expected net realizable value is expensed at that time. During 1996, management reevaluated the economic useful life of the product and determined they should be amortizing the capitalized software development costs over two years instead of three years. Accordingly, as of December 31, 1996, software development costs of $1,081,061 in aggregate were fully amortized.


     REVENUE RECOGNITION
       LICENSE
       The Company recognizes revenues related to software licenses upon shipment of the product, provided that no significant vendor or post-contract support obligations remain outstanding.

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



     REVENUE RECOGNITION (Continued)
       JOINT PRODUCTION AGREEMENT (CONTRACT)
       The Company has a production agreement under which it is developing certain computer processing products. Under this agreement, it can receive a total of $2,500,000. Payments under this agreement will be received upon reaching milestones that are defined in the agreement. The Company recognizes income from its joint production agreement upon the reaching of defined milestones. The agreement may be terminated if milestones are not met, but payments already received are not required to be returned. The party to this agreement has also provided certain personnel and equipment for use during the development period. Upon completion of the development phase, the products will be manufactured by the partner to the agreement and the Company will receive royalties based upon sales of the product.


       In 1996 and 1995, the Company received $300,000 and $600,000, respectively, of payments under this agreement.



     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and consulting fees.


     INCOME TAXES
     The Company utilizes SFAS No. 109, "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.


     NET LOSS PER SHARE
     Net loss per common share is based on the weighted-average number of common shares outstanding during the year. The shares to be issued upon exercise of outstanding stock options, warrants, and convertible preferred stock are not included as they are anti-dilutive.



NOTE 2 - CASH

     The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. In addition, the Company also had deposits with an uninsured financial institution. As of December 31, 1996, uninsured portions of balances held at this financial institution totaled $139,822. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------

NOTE 3 - MARKETABLE SECURITIES


     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investment in marketable equity securities as trading. Trading securities are carried at fair value with the unrealized gains and losses reported as a separate component of other income/expenses. As of December 31, 1996, the Company owned shares in a Merrill Lynch Institutional Fund.

NOTE 4 - FURNITURE AND EQUIPMENT



     Furniture and equipment consist of the following:


          Machinery and equipment                       $ 883,130
          Production tooling                              323,649
          Office equipment                                 39,138
          Furniture and fixtures                           46,293
          Equipment under capitalized leases               49,670
                                                        ---------

                                                        1,341,880

          Less accumulated depreciation (including
            ($49,670 for capitalized leases)              624,757
                                                        ---------

               TOTAL                                    $ 717,123
                                                        ---------
                                                        ---------


NOTE 5 - STOCKHOLDERS' EQUITY



     SERIES A CONVERTIBLE PREFERRED STOCK
     In 1995, the Company sold 9,800 shares of Series A Convertible Preferred Stock ("Series A Preferred") for a price of $100 per share. The Company also issued 200 shares of Series A Preferred for offering costs. The holders of the Series A Preferred are entitled to receive a cumulative preferential dividend of $8.00 per share per annum, payable semi-annually in cash or shares of common stock, at the option of the Company.


     The Series A Preferred will be automatically converted into shares of common stock at the conversion price of $0.95 per share on June 30, 1997. In addition, the Company may convert the Series A Preferred into shares of common stock at the conversion price after the common stock has been trading at an average price of $3.00 per share for twenty consecutive days. The Series A Preferred is convertible at the option of the holder prior to June 30, 1997.

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)



     SERIES A CONVERTIBLE PREFERRED STOCK (Continued)
     The Series A Preferred has a liquidation preference of $100 per share plus all accrued and unpaid dividends prior to the payment of any amount to holders of any other equity securities of the Company.


     SERIES B CONVERTIBLE PREFERRED STOCK
     In 1995, the Company sold 250 shares of Series B Convertible Preferred Stock ("Series B Preferred") for a price of $100 per share. The holders of the Series B Preferred are entitled to receive a cumulative preferential dividend of $8.00 per share per annum, payable semi-annually in cash or shares of common stock, at the option of the Company.


     The Series B Preferred will be automatically converted into shares of common stock at the conversion price of $1.25 per share on November 30, 1997. In addition, the Company may convert the Series B Preferred into shares of common stock at the conversion price after the common stock has been trading at an average price of $3.00 per share for twenty consecutive days. The Series B Preferred is convertible at the option of the holder prior to November 30, 1997.


     The Series B Preferred has a liquidation preference of $100 per share plus all accrued and unpaid dividends, following payment of accrued and unpaid dividends and payment of the liquidation preferences of the Series A Preferred.

     ISSUANCE OF COMMON SHARES
     In 1996, the Company sold 9,500,000 shares of common stock in two private placements for a total of $9,437,922, net of offering costs.


     In 1995, the Company sold 540,000 shares of common stock in a private placement for a total of $520,000 before offering expenses.


     In 1996 and 1995, the Company issued 37,461 and 109,663 shares of common stock, respectively, in exchange for services rendered.

     STOCK OPTION PLANS
     The Company has adopted three stock option plans, the 1993 Incentive Stock Option Plan, the 1993 Nonqualified Stock Option Plan, and the 1996 Stock Option Plan. Incentive and nonqualified options under these plans may be granted to employees, officers, directors, and consultants of the Company. There are 9,000,000 shares of common stock reserved for issuance under these plans. The exercise price of the options are determined by the board of directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed ten years.

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------




NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)



     STOCK OPTION PLANS (Continued)
     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:


                                                         Year Ended
                                                        December 31,
          Millions, except for share amounts                1996
                                                        ------------
          Net loss
            As reported                                 $   7,135
            Pro forma                                   $   7,169
          Loss per common share
            As reported                                 $   (.20)
            Pro forma                                   $   (.20)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. Pro forma amounts do take into effect pro forma compensation expense relating to 1995 grants, which were affected by the repricing in 1996 (see below). The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1996: dividend yields of 0%; expected volatility of 35%; risk-free interest rates of 7%; and expected life of 1.5 years. The weighted-average fair value of options granted during the year ended December 31, 1996 for which the exercise price equaled the market price on the grant date, which were subsequently repriced (see below) was $0.48, and the weighted-average exercise price (repriced) was $1.00 (see below).


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------




NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)



     STOCK OPTION PLANS (Continued)
     The following summarizes the Company's stock option transactions under the stock option plans:



                                                       SHARES UNDER             OPTION PRICE
                                                          OPTION                  PER SHARE
                                                       ------------             ------------

          Options outstanding, December 31, 1994        1,388,000               .125 - 1.37

          Granted                                       1,165,000                .75 - 2.43

          Canceled/Expired                               (235,000)               .40 - 1.37

          Exercised                                      (228,000)              .125 - 1.25
                                                        ---------

          Options outstanding, December 31, 1995        2,090,000               .125 - 2.43

          Granted                                       1,760,000               1.06 - 2.31

          Canceled/Expired                               (725,000)               .87 - 1.93

          Exercised                                      (144,832)               .01 - 1.75
                                                        ---------

            OPTIONS OUTSTANDING, DECEMBER 31, 1996      2,980,168              $ .40 - 2.43
                                                        ---------
                                                        ---------


     At December 31, 1996, 760,166 options were exercisable.

     In 1996, the Company repriced options to employees which had exercise prices of $1.00 or higher. The new exercise price for these options is $1.00, which was below the market price at the repricing date. Since the options vest over five years, the difference between the original option price and $1.00 is expensed over five years. In 1996, the Company recorded an additional expense of $180,095 and the remaining $981,005 will be expensed over the next four years.


     OTHER OPTIONS
     In addition to options issued pursuant to the stock option plans, the Company has issued additional options to officers, directors, consultants, and others. The following summarizes the Company's other stock option transactions:

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------




NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)



     OTHER OPTIONS (Continued)


                                                       SHARES UNDER             OPTION PRICE
                                                          OPTION                  PER SHARE
                                                       ------------             ------------

        Options outstanding, December 31, 1993          2,954,391               $  .01 - 1.25

        Canceled/Expired                                  (34,090)                 .22 - .30
        Exercised                                        (517,424)                 .01 - .10
                                                        ---------
        Options outstanding, December 31, 1994 and 1995 2,402,877                  .01 - .75

        Granted                                           315,000                  .65 -  .81
        Canceled/Expired                                 (331,850)                 .30 - .65
        Exercised                                        (378,077)                 .01 - .81
                                                         --------


           OPTIONS OUTSTANDING, DECEMBER 31, 1996       2,007,950               $  .30 - .81
                                                        ---------
                                                        ---------

     At December 31, 1996, 1,717,950 options were exercisable.


     In December 1994, the Company extended certain options until September 1996, resulting in deferred compensation being recognized in the amount of $212,000. As of December 31, 1996, the above deferred compensation was fully amortized.



     WARRANTS
     In connection with a private placement of common stock in 1994, 460,000 warrants to purchase common stock at $2.50 per share were issued, which originally expired in October 1996. In 1996, the Company extended the expiration date to April 30, 1997.

NOTE 6 - INCOME TAXES

     No provision for income taxes has been provided due to the net loss. As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $15,250,000 which expire at various amounts through 2011. The Company also has approximately $147,000 of federal research and development tax credit carryforwards.


     Significant components of the Company's deferred tax liabilities and assets for federal and state income taxes are as follows as of December 31, 1996:

                                              INTERNATIONAL META SYSTEMS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1996
                      (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
------------------------------------------------------------------------------


NOTE 6 - INCOME TAXES (CONTINUED)


          Deferred tax assets
            Net operating loss carryforwards            $5,869,000
            Tax credits                                   491,000
            Other                                           6,000
                                                       -----------

               Total deferred tax assets                6,366,000

          Valuation allowance for deferred tax assets  (6,366,000)
                                                       -----------


                 NET DEFERRED TAX ASSETS                $        -
                                                        ----------
                                                        ----------


     The net change in the valuation allowance for the year ended December 31, 1996 was an increase of $3,528,000.



NOTE 7 - COMMITMENTS

     The Company leases certain facilities for its corporate offices under long-term lease agreements. Minimum annual rental commitments under these leases are as follows:


           Year ending
          DECEMBER 31,
         ---------------

            1997                                        $ 213,651
            1998                                          218,585
            1999                                          121,355
            2000                                          101,909
            Thereafter                                     42,462
                                                        ---------

               TOTAL                                    $ 697,962
                                                        ---------
                                                        ---------

        Rent expense was $182,187 and $84,326 for 1996 and 1995, respectively.