Form 10KSB/A
period 1996-12-31
INTERNATIONAL META SYSTEMS INC/DE/
filed 1997-04-03
CIK 820475

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                            FORM 10-KSB/A

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

BOARD OF DIRECTORS






     /s/ George W. Smith
--------------------------------
  By:  George W. Smith, Director




--------------------------------
  Masahiro Tsuchiya, Director




     /s/ Martin Albert
--------------------------------
  By:  Martin Albert, Director




      /s/ Philip Neches
--------------------------------
  By:  Philip Neches, Director




     /s/ Sigmund Hartmann
--------------------------------
  By:  Sigmund Hartmann, Director




      /s/ Frank LaChapelle
--------------------------------
  By:  Frank LaChapelle, Director

                                EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------

      13* Forms 10Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996.

      23 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, Singer, Lewak, Greenbaum & Goldstein, LLP, consenting to the incorporation by reference of financial reports in the Registration Statements of International Meta Systems, Inc.



*Incorporated by reference.