Form 10QSB
period 1997-03-31
INTERNATIONAL META SYSTEMS INC/DE/
filed 1997-05-13
CIK 820475

                   United States Securities and Exchange Commission
                               Washington, D.C.  20549


                                     FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                       of 1934



For Quarter Ended March 31, 1997             Commission File Number 33-16416-LA
--------------------------------             ----------------------------------

                           International Meta Systems, Inc.
                          100 N. Sepulveda Blvd., Suite 601
                                El Segundo, CA  90245
                (Exact name of registrant as specified in its charter)



                  Delaware                                     33-0146747
                  --------                                     ----------
        (State or other jurisdiction of                       I.R.S. Employer
         incorporation or organization)                    Identification Number





Registrant's telephone number, including area code: (310) 524-9300



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 12(g)13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No
   --- ----       ---------

                           INTERNATIONAL META SYSTEMS, INC.

                             ("COMPANY" OR "REGISTRANT")



                         APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, $.0001 Par Value - 37,692,376 as of  March 31, 1997.








                                       PART I.

                                FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                           INTERNATIONAL META SYSTEMS, INC.
                                    BALANCE SHEETS
                         MARCH 31, 1997 AND DECEMBER 31, 1996
                                        ASSETS


                                    March 31        Dec. 31
                                        1997           1996
                                   ---------      ---------
                                  (unaudited)    (unaudited)

Current Assets
    Cash and Cash Equivalents     $  295,117     $   96,782
    Marketable Securities          2,037,638      4,448,484
    Prepaid expenses and other
      current assets                  20,152         40,824
                                   ---------      ---------


      Total Current Assets         2,352,907      4,586,090


Furniture and Equipment
  at cost less accumulated
  depreciation                       893,000        717,123
Patents                              107,923         98,707
                                   ---------      ---------

    TOTAL ASSETS                  $3,353,830     $5,401,920
                                   ---------      ---------
                                   ---------      ---------

                           INTERNATIONAL META SYSTEMS, INC.
                                    BALANCE SHEETS
                         MARCH 31, 1997 AND DECEMBER 31, 1996

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       March 31             Dec. 31
                                                                           1997                1996
                                                                     -----------         -----------
                                                                     (unaudited)         (unaudited)
Current Liabilities
    Accounts Payable                                                 $  273,390          $  257,972
    Accrued Payroll and payroll taxes                                   119,876             167,275
    Dividends payable                                                    19,464              40,000
                                                                     -----------         -----------

         Total Current Liabilities                                      412,730             465,247
                                                                     -----------         -----------



Shareholders' Equity
    Preferred stock: $.0001 par value: 1,000,000
    shares authorized
         Series A convertible preferred stock,
         10,000 shares issued and outstanding                                 1                   1
          Series B convertible preferred stock,
          250 shares issued and outstanding                                   1                   1
    Common stock $.0001 par value,
         authorized 70,000,000 shares; issued
         and outstanding 37,497,100 shares (1996)
         37,692,376 (1997)                                                3,769               3,749
    Additional paid-in capital                                       18,861,501          18,563,923
    Subscription Receivable                                             (18,900)            (24,120)
    Accumulated deficit                                             (15,905,302)        (13,606,881)
                                                                     -----------         -----------


         Total stockholder' equity                                    2,941,100           4,936,673
                                                                     -----------         -----------


    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                             $3,353,830          $5,401,920
                                                                     -----------         -----------
                                                                     -----------         -----------



                           INTERNATIONAL META SYSTEMS, INC.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                         QUARTER ENDED
                                         -------------
                                    MARCH 31       MARCH 31
                                      1997           1996
                                    --------       --------
Revenue
    Sales                                  0              0
    Contract Payment                       0              0

Cost and Expenses
    Research and Development       1,444,041        406,225
    Selling, general and admin.      828,323        453,232
    Depreciation and Amort.           51,978        155,785
                                 ------------   ------------

Loss from Operations              (2,324,342)    (1,015,242)

Other Income (Expenses)
     Interest Net                     45,895          1,762
                                 ------------   ------------


NET LOSS                         $(2,278,447)   $(1,013,480)
                                 ------------   ------------

Net Loss per share               $      (.06)   $      (.03)
                                 ------------   ------------
                                 ------------   ------------

Weighted average number of
shares outstanding                37,625,424     31,338,909
                                 ------------   ------------
                                 ------------   ------------

                           INTERNATIONAL META SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                                          Three Months ended
                                                                 March 31, 1997      March 31, 1996
                                                                 ---------------     ---------------
Cash flows from operating activities
Net loss                                                         $   (2,278,447)     $   (1,088,480)
    Reconciliation of net loss to net cash
    used in operating activities
         Amortization of deferred compensation                                               30,687
         Loss on repricing of stock options                              58,510                   0
         Issuance of common stock for services                          112,301              15,000
Depreciation and amortization                                            51,978             155,784
(Increase) decrease in:
    Prepaid expenses and other current assets                            20,675            (  3,409)
Increase in:
    Accounts payable and accrued expenses                               (31,981)             52,090
                                                                 ---------------     ---------------

Net cash used in operating activities                                (2,066,964)     (      838,328)
                                                                 ---------------     ---------------

Cash flows from investing activities
    Purchase of marketable securities                                   (44,154)                  0
    Proceeds from sale of marketable securities                       2,455,000                   0
    Acquisition of furniture and equipment                             (227,855)          ( 138,727)
    Increase in patent costs                                             (9,216)            ( 3,247)
                                                                 ---------------     ---------------

Net cash used in investing activities                                 2,173,775      (      141,974)
                                                                 ---------------     ---------------

Cash flows from financing activities
    Proceeds from issuance of common stock, net                          86,304           9,439,151
    Decrease in subscription receivable                                   5,220                   0
    Payments on capitalized leases payable                                    0      (        1,633)
    Dividends on preferred stock                                              0      (       20,276)
                                                                 ---------------     ---------------

Net cash provided by financing activities                                91,524           9,417,242
                                                                 ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                    198,335           8,436,940
                                                                 ---------------     ---------------

Cash and cash equivalents, beginning of period                           96,782             919,417
                                                                 ---------------     ---------------

Cash and cash equivalents, end of period                                295,117      $    9,356,357
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


                           INTERNATIONAL META SYSTEMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

INTEL-COMPATIBLE PROCESSORS


    Over the past decade, IMS has designed and produced a series of microprocessors, the Meta 3230, 3240 and 3250, that emulate both high-level languages and industry-standard machine languages. The Meta 3240 emulated Motorola's 68000 instruction set, while the Meta 3250 could emulate both the Motorola 68040 and the Intel 486 instruction sets. These emulators performed well and exhibited good fidelity, running industry-standard software like DOS and Windows.
   In partnership with a major international semiconductor manufacturer, the development partner, IMS is developing the Meta 6000, a fully custom socket-compatible version of the Intel Pentium-TM- chip. Performance is targeted to approximate that of a 300 MHz Pentium-TM-. Special design elements, which are individually reusable, include:

- Deep pipeline with multiple execution units allowing out-of-sequence execution.

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

    The Meta 6000 will be manufactured by the development partner using a .35 micron production process. The Company anticipates migrating the design to a
 .25 micron process, resulting in a chip called the Meta 6500 that may have a substantial performance increase over the Meta 6000. No assurances can be provided that the Meta 6000 will achieve its performance objectives. Also, no assurances can be given that IMS will be successful in obtaining agreement from the development partner to proceed with the Meta 6500 project or that, if pursued, the anticipated performance increase will be achieved.

    Dr. Lee W. Hoevel was employed as President of the Company on February 3, 1997. Prior to accepting this position, Dr. Hoevel had served as a consultant with the Company in connection with the Meta 6000 Chip project for seven months. Dr. Hoevel is currently working from the Austin Design Center.

INTERNET LANGUAGE ACCELERATORS

    IMS has deep roots in designing very high level language engines -- the Meta 3230 and 3240. These products were developed to execute Smalltalk byte-codes in addition to standard machine languages, such as C, C++ and FORTRAN. Indeed, the Meta 3240 ran Smalltalk programs 10-30 times faster than competing microprocessors.

    The mechanisms and techniques developed by IMS for supporting these earlier products are directly applicable to Java technology, a simple, general purpose programming language gaining rapid use for Internet applications. The Java language is designed so that applications written in it will run in a network of computers made by different manufacturers, or using different microprocessors. Typically, the Java instructions are interpreted in these machines through the use of their own native instructions and thus often significantly slows down their execution time. Therefore, many companies are looking for ways to accelerate Java and obtain much higher levels of performance. When applied to Java, the existing IMS 3240 design yields substantially improved performance over software interpretation of Java on standard Reduced Instruction Set (RISC) engines.

    IMS is using its 3240 technology to develop a prototype of a high-performance Java chip, the Meta Expresso-TM-, which will support the proliferation of inexpensive Java-programmable devices. The Company is currently evaluating potential approaches for marketing a Java capability and is seeking a development partner.

    As more elaborate multimedia human interfaces and broader use of Java as a general-purpose language create the need for even greater performance, IMS may develop an even higher performance engine, the Meta Double-Expresso-TM-, by applying the super-scalar technologies and mechanisms now under development for the Meta 6000. No assurance can be given that IMS will be successful in developing or marketing either of these Java processors.

                       RESULTS OF OPERATIONS, 1ST QUARTER, 1997

    The operating loss for the quarter increased by $1,309,100 compared to the same period in 1996, while the net loss increased by $1,264,967. The increased loss is attributable to a significant increase in personnel throughout the 1996 year. The Meta 6000 Microprocessor Design Project was nearing full staffing during this reporting period, while in the same 1996 period, the staffing effort was just underway. The Austin Design Center was also expanded during this quarter. These factors and ongoing costs in connection with the Meta 6000 project, account for the vast majority of the increase in net loss for the period.

    Research and Development expense during the reporting period increased by $1,037,816 over the comparable period in 1996. This increase was primarily due to the increase in staff from 28 at 3/31/96 to 55 at 3/31/97. The staff of 55 full time employees and a number of part-time and full-time consultants now support the Meta 6000 development and the other Company projects.

There also were increased expenses associated with the expansion of the Austin Design Center, from 5,604 square feet to 8,205 square feet at the beginning of this quarter.

    Selling, general and administrative expenses during the reporting period increased by $375,091 over the comparable period in 1996. This increase was primarily due to increases in travel; communications charges required to coordinate the Meta 6000 development between headquarters and the Austin Design Center; recruiting fees for staffing; relocation fees for new employees; and consulting fees for product studies. Also, Federal and state taxes, employee benefits and insurance costs increased proportionately with the increase in staffing and space.

    Depreciation and Amortization decreased during the reporting period by $103,807 over the comparable period in 1996, thus reducing amortization to zero for the period. The Meta 3250 software was fully amortized at the end of 1996 thus no further amortization is being accrued.

    Interest Income increased by $44,133 during the reporting period over the comparable period in 1996. This increase reflects earnings on the unused portion of the $10,000,000 of equity that was raised primarily during the first quarter of 1996.


                           LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

    The Company's cash or cash equivalent position was $2,352,907 at the end of the current quarter compared to $4,586,090 at the end of 1996. These assets, combined with anticipated progress payments from the development partner for the Meta 6000 development contract, are not sufficient to allow the Company's activities related to the Meta 6000 Project to proceed through initial chip production. The anticipated progress payments are tied to milestone achievements, and no assurance can be given that all or any of such milestones will be achieved.

     Additional funding will be required for IMS to complete product design and testing, and to market and inventory the chip for the retrofit market or for direct sales to Original Equipment Manufacturers. No assurances can be given that the Company will be able to obtain such funding on acceptable terms.

    Business opportunities related to follow-on chips such as the Meta 6500, Java products or other projects would require additional funds to initiate these new projects. No assurances can be given that any new project will be initiated, completed, or that funding for such projects can be obtained.

    The Company elected to pay interest, due December 31, 1996, on its Series A and Series B Convertible Preferred Stock in shares of Common Stock. The amount of such interest aggregated $40,000, and resulted in the issuance of 30,693 shares of Common Stock. The Company has the option to satisfy interest due on June 30, 1997 on both series of Preferred stock in cash or through the issuance of additional shares of Common Stock.

AVAILABILITY OF NOLS

    The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $15,250,000 at December 31, 1996, which expire at various amounts through the year 2010 if not utilized before then to offset taxable income.

    Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. The determination of whether an ownership change within the meaning of Section 382 has occurred during the most recent period has not yet been made. The detailed information necessary to determine testing dates and percentage ownership increases of five percent owners, if any, is not readily available; therefore, a determination of the testing dates and percentage ownership increases will not be made until the NOL is ready to be utilized.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

Item 5.  OTHER INFORMATION.

    In connection with a private placement of common stock in 1994, 460,000 warrants to purchase common stock at $2.50 per share were issued. At the Board of Directors meeting on September 5, 1996 the Board voted to extend the expiration date of the warrants from October 31, 1996 to April 30, 1997. At the Board of Directors meeting on April 3, 1997, the Board voted to reprice the exercise price of the warrants to $1.50 per share. As of April 30, 1997 the repriced warrants all expired without exercise.

    At the April 3, 1997 Board of Directors meeting, Dr. Lee W. Hoevel was elected to fill a vacant seat on the International Meta Systems, Inc. Board of Directors and to serve as Corporate Secretary. Also at this meeting, George W. Smith, CEO, was elected as Acting Chief Financial Officer.

    On May 7, 1997 the Company signed a firm letter of intent with respect to a public offering by International Meta Systems, Inc. of up to $25 million of shares of common stock to be underwritten by a group of underwriters led by Nichols, Safina, Lerner and Company, Inc.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    None.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL META SYSTEMS, INC.

Date:  May 12, 1997




/s/ George W. Smith
-------------------------------------
George W. Smith, CEO and Acting Chief
Financial Officer
                                          11