Form 10QSB/A
period 1997-03-31
INTERNATIONAL META SYSTEMS INC/DE/
filed 1997-05-14
CIK 820475

                   United States Securities and Exchange Commission
                               Washington, D.C.  20549


                                     FORM 10-QSB/A


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

    On May 7, 1997 the Company signed a firm letter of intent with respect to a public offering by International Meta Systems, Inc. of up to $25 million of shares of common stock to be underwritten by a group of underwriters led by Nichols, Safina, Lerner and Company, Inc. There can be no assurance that this proposed offering will be completed on these terms or at all.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    None.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL META SYSTEMS, INC.

Date:  May 13, 1997




/s/       GEORGE W. SMITH
-------------------------------------
George W. Smith, CEO and Acting Chief
Financial Officer
                                          11