Form 10-Q
period 1997-06-30
INTERNATIONAL META SYSTEMS INC/DE/
filed 1997-08-14
CIK 820475

                   United States Securities and Exchange Commission
                               Washington, D.C.  20549


                                     FORM 10-QSB


          Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                                Exchange Act of 1934



  For Quarter Ended June 30, 1997            Commission File Number 33-16416-LA
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
Yes   X       No
   -------       -------

                           International Meta Systems, Inc.

                             ("Company" or "Registrant")





                         APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, $.0001 Par Value - 38,792,840 as of  August 1, 1997.




                                       PART I.

                                FINANCIAL INFORMATION


Item 1 - Financial Statements

                           INTERNATIONAL META SYSTEMS, INC.
                                    BALANCE SHEETS
                         June 30, 1997 and December 31, 1996

                                        ASSETS


                                                      June 30,        Dec. 31
                                                          1997           1996
                                                   -----------    -----------
                                                   (unaudited)    (unaudited)
Current Assets
  Cash and Cash Equivalents                         $   44,308    $    96,782
  Marketable Securities                                533,437      4,448,484
  Prepaid Expenses and other
    current assets                                      36,582         40,824
  Deferred Offering Costs                               25,000              0
                                                    ----------    -----------

    Total Current Assets                               639,327      4,586,090


Furniture and Equipment
  at cost less accumulated
  depreciation                                         948,247        717,123
Patents                                                126,519         98,707
                                                    ----------    -----------

  TOTAL ASSETS                                      $1,714,093    $ 5,401,920
                                                    ----------    -----------
                                                    ----------    -----------

                           INTERNATIONAL META SYSTEMS, INC.
                                    BALANCE SHEETS
                         June 30, 1997 and December 31, 1996

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        June 30       Dec. 31
                                                          1997           1996
                                                     -----------    -----------
                                                    (unaudited)    (unaudited)

Current Liabilities
    Accounts Payable                                 $ 542,858     $  257,972
    Short Term Notes Payable                           320,000              0
    Accrued Payroll and Payroll Taxes                  195,589        167,275
    Stock Dividends Payable                             39,945         40,000
                                                   -----------    -----------

    Total Current Liabilities                        1,098,392        465,247
                                                   -----------    -----------



Shareholders' Equity
  Preferred Stock: $.0001 par value: 1,000,000
  shares authorized
   Series A Convertible Preferred Stock,
   10,000 shares issued and outstanding (1996)
     (Effective June 30, 1997 all Series A
     Preferred stock converted to
     Common Stock)                                           0              1
   Series B Convertible Preferred Stock,
   250 shares issued and outstanding                         1              1
  Common Stock $.0001 par value,
    authorized 70,000,000 shares; issued
    and outstanding 37,497,100 shares (1996)
    38,784,507 (1997)                                    3,878          3,749
  Additional Paid-in Capital                        18,951,331     18,563,923
  Subscription Receivable                              (18,900)       (24,120)
  Accumulated Deficit                              (18,320,609)   (13,606,881)
                                                   -----------    -----------


    Total Shareholders' Equity                         615,701      4,936,673
                                                   -----------    -----------


  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                             $ 1,714,093    $ 5,401,920
                                                   -----------    -----------
                                                   -----------    -----------

                           INTERNATIONAL META SYSTEMS, INC.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)


                                               Quarter Ended                Six Months Ended
                                               -------------                ----------------
                                          June 30        June 30        June 30         June 30
                                             1997           1996           1997            1996
                                             ----           ----           ----            ----
Revenue
  Sales                                $        0     $        0    $         0     $        0
  Contract Payment                              0              0              0              0

Cost and Expenses
  Research and Development              1,578,704      1,007,061      2,781,655      1,413,286
  Selling, General and Admin.             734,955        728,689      1,837,327      1,181,921
  Depreciation and Amort.                  63,874        164,514        115,852        320,299
                                      -----------    -----------    -----------    -----------
Loss from Operations                   (2,377,533)    (1,900,264)    (4,734,834)    (2,915,506)

Other Income (Expenses)
   Interest Net                            16,211        127,824         62,106        129,586
   Loss on Marketable Securities                0        (44,244)             0        (44,244)
                                      -----------    -----------    -----------    -----------


NET LOSS                              $(2,361,322)   $(1,816,684)   $(4,672,728)   $(2,830,164)
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

Net Loss per common shares            $      (.06)   $      (.05)   $     (.12 )   $      (.09)
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

Weighted average common
shares outstanding                     37,712,261     37,049,373     37,668,862     32,781,554
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

                           INTERNATIONAL META SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                            Six Months ended
                                      June 30, 1997  June 30, 1996
                                      -------------  -------------
Cash flows from operating activities
------------------------------------
Net loss                             $ (4,672,728)  $ (2,830,164)

Reconciliation of net loss to net
cash used in operating activities:
  Amortization of deferred
    compensation                                0         61,374
  Loss on repricing of stock options      115,935              0
  Issuance of common stock for
    services                              116,425         15,000
  Depreciation and amortization           115,851        597,035
(Increase) decrease in:
  Prepaid expenses and other
    current assets                          4,242         15,072
Increase in:
  Accounts payable and accrued
    expenses                              313,200         10,761
                                      -----------    -----------
Net cash used in operating activities  (4,007,075)    (2,130,922)
                                      -----------    -----------

Cash flows from investing activities
------------------------------------
  Purchase of marketable securities      (377,953)             0
  Proceeds from sale of marketable
    securities                          4,293,000              0
  Acquisition of furniture and
    equipment                            (346,975)      (521,992)
  Increase in patent costs                (27,812)        (7,074)
                                      -----------    -----------

Net cash provided by investing
  activities                            3,540,260       (529,066)
                                      -----------    -----------

Cash flows from financing activities
------------------------------------
  Proceeds from issuance of common
    stock, net                            124,121      9,473,682
  Offering costs                          (35,000)             0
  Decrease in subscriptions
    receivable                              5,220              0
  Payments on capitalized leases
    payable                                     0         (5,863)
  Short term notes payable                320,000              0
                                      -----------    -----------

Net cash provided by financing
  activities                              414,341      9,467,819
                                      -----------    -----------

Net increase (decrease) in cash
  and cash equivalents                    (52,474)     6,807,831
                                      -----------    -----------

Cash and cash equivalents,
  beginning of period                      96,782        919,417
                                      -----------    -----------

Cash and cash equivalents, end
  of period                           $    44,308    $ 7,727,248
                                      -----------    -----------
                                      -----------    -----------

                           INTERNATIONAL META SYSTEMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

  This strategy, coupled with the Company's plan to leverage and reuse its technology, is intended to permit IMS to develop and market products that are anticipated to have substantial market demand.

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

    The mechanisms and techniques developed by IMS for supporting these earlier products are directly applicable to Java technology, a simple, general purpose programming language gaining rapid use for Internet applications. The Java language is designed so that applications written in it will run in a network of computers made by different manufacturers, or using different microprocessors. Typically, the Java instructions are interpreted in these machines through the use of their own native instructions and this often significantly slows down their execution time. Therefore, many companies are looking for ways to accelerate Java and obtain much higher levels of performance. When applied to Java, the existing IMS 3240 design yields substantially improved performance over software interpretation of Java on standard Reduced Instruction Set ( RISC) engines.

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

                       RESULTS OF OPERATIONS, 2ND QUARTER, 1997

    The operating loss for the quarter increased by $510,228 compared to the same quarter in 1996, while the net loss increased by $577,597. For the six months ended June 30, 1997, the operating loss increased by $1,819,328 and the net loss increased by $1,842,564 compared to the same period in 1996. The increased losses are primarily attributable to significant increases in personnel in 1996 and throughout the 1997 year. The Meta 6000 Microprocessor Design Project was near full staffing during this reporting period, while in the same 1996 period, the staffing effort was recently underway. The Austin Design Center was also expanded during this year. These factors and ongoing costs in connection with the Meta 6000 project, account for the vast majority of the increase in net loss for the period.

    Research and Development expense during the reporting quarter increased by $330,553 over the comparable quarter in 1996, and by $1,368,369 for the current 6 months ended 6/30/97 over the comparable period in 1996. This increase was primarily due to the increase in staff from 28 at

3/31/96 to 58 at 6/30/97. The staff of 58 full time employees and a number of part-time and full-time consultants now support the Meta 6000 development and the other Company projects. There also were increased expenses associated with the expansion of the Austin Design Center, from 5,604 square feet to 8,205 square feet at the beginning of this year.

    Selling, general and administrative expenses during the current quarter increased by $280,315 over the comparable quarter in 1996, and by $655,406 for the current six months ended 6/30/97 over the comparable period in 1996. These increases were primarily due to increases in travel; communications charges required to coordinate the Meta 6000 development between headquarters and the Austin Design Center; recruiting fees for staffing; relocation fees for new employees; and consulting fees for product studies. Also, Federal and state taxes, employee benefits, insurance costs and utilities increased proportionately with the increases in staffing and space.

    Depreciation and Amortization decreased during the current quarter by $100,640 and by $204,447 for the six months ended 6/30/97 over the comparable periods in 1996. The Meta 3250 software was fully amortized at the end of 1996, thus no further amortization is being accrued.

    Interest Income decreased by $111,613 during the current quarter over the comparable period in 1996, and by $67,480 during the current six months ended
6/30/97 over the comparable period in 1996.   These decreases reflect the
utilization during the current periods of the Marketable Securities balances which provide the Interest Income. These funds were utilized for working capital.


                           LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

    The Company's total current assets including cash or cash equivalents was $639,327 at the end of the current quarter compared to $4,586,090 at the end of 1996. These assets, combined with anticipated progress payments from the development partner for the Meta 6000 development contract, are not sufficient to allow the Company's activities related to the Meta 6000 Project to proceed through initial chip production. The anticipated progress payments are tied to milestone achievements, and no assurance can be given that all or any of such milestones will be achieved.

     Additional funding is required for IMS to complete product design and testing, and to market and inventory the chip for the retrofit market or for direct sales to Original Equipment Manufacturers. On May 7, 1997 the Company signed a firm letter of intent with respect to a public offering by International Meta Systems, Inc. of up to $25 million of shares of common stock to be underwritten by a group of underwriters led by Nicols, Safina, Lerner and Company, Inc., New York, N.Y. There can be no assurances that this proposed offering will be completed on these terms or at all.

    In connection with this proposed offering, the Company began to pursue interim funding through bridge financing, to be redeemed upon completion of the public offering, and through a Regulation D private placement of equity. As of June 30, 1997 commitments for $1,820,000 of this interim financing were received and on June 24, 1997 funds amounting to $320,000 were received by the Company. As of the date of this Report, Company has received $1,320,000 of these commitments. An additional $500,000 are due upon written request by the Company to an affiliate. No assurances can be given that the Company will obtain all the committed funds or that the balance of the interim financing will be completed on terms acceptable to the Company or at all. SEE PART II - ITEM 5 - OTHER INFORMATION.

    Business opportunities related to follow-on chips such as the Meta 6500, Java products or other projects would require additional funds to initiate these new projects. No assurances can be given that any new project will be initiated, completed, or that funding for such projects can be obtained.

    The Company elected to pay interest, due December 31, 1996, on its Series A and Series B Convertible Preferred Stock in shares of Common Stock. The amount of such interest aggregated $40,000, and resulted in the issuance of 30,693 shares of Common Stock. The Company also elected to satisfy the $39,945 of interest due on June 30, 1997 on both series of Preferred Stock through the issuance of 38,101 additional shares of Common Stock - SEE PART II - ITEM 2 - CHANGES IN SECURITIES.


AVAILABILITY OF NOLS

    The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $15,250,000 at December 31, 1996, which expire at various amounts through the year 2011, if not utilized before then to offset taxable income.

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

                "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                            LITIGATION REFORM ACT OF 1995

    This Report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates", "expects", "estimates", "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statments. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report may be affected by a number of factors including but not limited to changes in the market for microprocessors, competitive actions taken by competitors, the ability of the Company to recruit the necessary technical staff, or the availability of financing. No assurance can be given that any projected schedule can be met, financing achieved, or that the specifications required for the products to be successfully marketed can be achieved.




                                       PART II
                                  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

    None.

Item 2.  CHANGES IN SECURITIES.

     (c) Pursuant to its terms, all of the 10,000 issued and outstanding shares of the Company's Series A preferred stock was all converted to common stock effective June 30, 1997, at a conversion price of $.95 per share, resulting in
the issuance of 1,052,632 shares of common stock.     The Company also issued
an aggregate of 38,101 shares of Common Stock as dividends on the then issued and outstanding shares of Series A and Series B Preferred Stock as of June 30, 1997. Management believes that all of these issuances were to accredited investors exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

Item 3.  DEFAULTS IN SENIOR SECURITIES.

    There have been no defaults in any security issued by IMS.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


Item 5.  OTHER INFORMATION.

    As of July 15, 1997, the Company executed a convertible promissory note (the "Amerscan Note"), in the principal amount of up to $1,500,000 in favor of Amerscan Partners III, Limited Partnership, an exempted limited partnership organized under the laws of Bermuda ("Amerscan Partners III"). Amerscan Partners III is an affiliate of certain principal stockholders of the

Company and the Company's Chairman of the Board of Directors. Amerscan Partners III has agreed to lend the Company, subject to the terms of the Amerscan Note, an amount up to $1,500,000, of which $1,000,000 has been loaned to the Company as of the date of filing of this quarterly report. The balance of the Amerscan
Note is required to be loaned to the Company in an additional installment of $500,000, which is due within 3 business days following written request by the Company. However, the balance is due in no event later than 60 days following the date of the Amerscan Note. The Note bears interest at the rate of 8% per annum, with the principal of the Note, together with accured and unpaid interest thereon, payable on July 15, 1998.

    On August 1, 1997, Mr. Martin S. Albert, an affiliate of certain of the Company's principal stockholders, became the Chairman of the Board of Directors of the Company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

    None.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL META SYSTEMS, INC.

Date:  August 14, 1997





/s/ George W. Smith
-----------------------------------
George W. Smith, CEO and Acting Chief
Financial Officer