Form 10QSB
period 1997-09-30
INTERNATIONAL META SYSTEMS INC/DE/
filed 1997-11-14
CIK 820475

                 United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For Quarter Ended September 30, 1997    Commission File Number 33-16416-LA
------------------------------------    ----------------------------------

                       International Meta Systems, Inc.
                       100 N. Sepulveda Blvd., Suite 601
                             El Segundo, CA  90245
            (Exact name of registrant as specified in its charter)



                       Delaware                     33- 0146747
                       --------                     -----------
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

Common Stock, $.0001 Par Value - 38,855,941 as of  October 28, 1997.



                                    PART I.

                             FINANCIAL INFORMATION


Item 1 - Financial Statements

                       INTERNATIONAL META SYSTEMS, INC.
                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996

                                    ASSETS

                                                       Sept. 30,       Dec. 31
                                                          1997           1996
                                                      -----------     ----------
                                                      (unaudited)
Current Assets
 Cash and Cash Equivalents                             $  158,782     $   96,782
 Marketable Securities                                     29,450      4,448,484
 Accounts Receivable                                      150,000              0
 Prepaid Expenses and other
   current assets                                          68,830         40,824
 Lease Deposit                                            250,000
 Deferred Offering Costs                                   62,423              0
                                                      -----------     ----------
     Total Current Assets                                 719,485      4,586,090


Furniture and Equipment
  at cost less accumulated depreciation                 1,050,233        717,123
Patents                                                   127,875         98,707
                                                      -----------     ----------
 TOTAL ASSETS                                          $1,897,593     $5,401,920
                                                      -----------     ----------
                                                      -----------     ----------

                       INTERNATIONAL META SYSTEMS, INC.
                                BALANCE SHEETS
                     Sept. 30, 1997 and December 31, 1996

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       Sept. 30        Dec. 31
                                                         1997            1996
                                                     ------------   ------------
                                                      (unaudited)
Current Liabilities
  Accounts Payable                                   $    982,407   $    257,972
  Short Term Notes Payable                              2,430,000              0
  Accrued Payroll and Payroll Taxes                       305,104        167,275
  Stock Dividends Payable                                     923         40,000
                                                     ------------   ------------
    Total Current Liabilities                           3,718,434        465,247
                                                     ------------   ------------

Shareholders' Equity (Deficit)
  Preferred Stock: $.0001 par value: 1,000,000
  shares authorized
    Series A Convertible Preferred Stock,
    10,000 shares issued and outstanding (1996)
      (Effective June 30, 1997 all Series A
      Preferred stock converted to Common Stock)                0              1
    Series B Convertible Preferred Stock,
    250 shares issued and outstanding                           1              1
  Common Stock $.0001 par value,
   authorized 70,000,000 shares; issued
   and outstanding 37,497,100 shares (1996)
   38,855,941  (1997)                                       3,885          3,749
  Additional Paid-in Capital                           19,041,632     18,563,923
  Subscription Receivable                                 (18,900)       (24,120)
  Accumulated Deficit                                 (20,847,459)   (13,606,881)
                                                     ------------   ------------
    Total Shareholders' Equity (Deficit)               (1,820,841)     4,936,673
                                                     ------------   ------------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY (DEFICIT)                     $  1,897,593   $  5,401,920
                                                     ------------   ------------
                                                     ------------   ------------

                       INTERNATIONAL META SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Quarter Ended                 Nine Months Ended
                                                       Sept. 30       Sept. 30       Sept. 30      Sept. 30
                                                         1997           1996          1997           1996
                                                     -----------    -----------    -----------    -----------
Revenue
  Sales                                              $         0    $         0    $         0    $         0
  Contract Payment                                       150,000        300,000        150,000        300,000

Cost and Expenses
  Research and Development                             1,731,950      1,093,989      4,513,605      2,507,275
  Selling, General and Admin.                            854,257        483,646      2,691,584      1,665,567
  Depreciation and Amort.                                 69,910        164,673        185,762        484,972
                                                     -----------    -----------    -----------    -----------
Loss from Operations                                  (2,506,117)    (1,442,308)    (7,240,951)    (4,357,814)

Other Income (Expenses)
  Interest, Net                                          (20,297)       102,468         41,809        230,292
  Loss on Marketable Securities                                0         (8,308)             0        (52,552)
                                                     -----------    -----------    -----------    -----------
NET LOSS                                             $(2,526,414)   $(1,348,148)   $(7,199,142)   $(4,180,074)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
Net Loss per common shares                           $      (.07)   $      (.04)   $      (.19)   $      (.12)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
Weighted average common
shares outstanding                                    38,831,526     37,386,790     38,054,647     34,327,838
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

                       INTERNATIONAL META SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                            Nine Months ended
                                                    Sept. 30, 1997     Sept. 30, 1996
                                                    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(7,199,142)       $(4,180,074)
Reconciliation of net loss to net cash
used in operating activities:
  Amortization of deferred compensation                        0             89,072
  Loss on repricing of stock options                     157,967                  0
  Issuance of common stock for services                   99,890             23,140
  Depreciation and amortization                          185,762            484,972
(Increase) decrease in:
  Prepaid expenses and other current assets             (278,006)            22,409
  Accounts Receivable                                   (150,000)          (300,000)
Increase in:
  Accounts payable and accrued expenses                  862,790             35,970
                                                     -----------        -----------
Net cash used in operating activities                 (6,320,739)        (3,824,511)
                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                   (2,491,516)                 0
  Proceeds from sale of marketable securities          6,910,550                  0
  Acquisition of furniture and equipment                (518,872)          (570,984)
  Increase in patent costs                               (29,168)            (8,917)
                                                     -----------        -----------
Net cash provided by (used in) investing activities    3,870,994           (579,901)
                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net            138,948          9,520,007
  Offering costs                                         (62,423)                 0
  Decrease in subscriptions receivable                     5,220                  0
  Payments on capitalized leases payable                       0             (9,758)
  Short term notes payable                             2,430,000                  0
                                                     -----------        -----------
Net cash provided by (used in) financing activities    2,511,745         (9,510,249)
                                                     -----------        -----------
Net increase (decrease) in cash and cash equivalents      62,000          5,105,837
Cash and cash equivalents, beginning of period            96,782            919,417
                                                     -----------        -----------
Cash and cash equivalents, end of period              $  158,782        $ 6,025,254
                                                     -----------        -----------
                                                     -----------        -----------

                       INTERNATIONAL META SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financials of International Meta Systems, Inc., a Delaware corporation (the "Company") include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                     1995

  This Report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates", "expects", "estimates", "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report may be affected by a number of factors including but not limited to changes in the market for microprocessors, competitive actions taken by competitors, the ability of the Company to recruit the necessary technical staff, or the availability of financing. No assurance can be given that any projected schedule can be met, financing achieved, or that the specifications required for the products to be successfully marketed can be achieved.

GENERAL

  Since the mid-1980's, the Company has been developing and designing microprocessors for personal computers ("PCs"). The pace of technological advancements in PC and microprocessor technologies during this period has required the Company to continuously upgrade the Company's microprocessor designs in seeking to develop a commercially competitive microprocessor concurrently with these advancements.

  Since April, 1995, the Company has been developing the Company's microprocessor designs in conjunction with technical assistance from SGS-Thomson Microelectronics, Inc., an international semiconductor manufacturer (the "Manufacturer"), to develop and manufacture microprocessor chips for the Company based on the Company's technology design.

  The Company has generated minimal revenues from operations since inception and no revenues from sales of products since approximately 1990, and has been engaged primarily in research and development of its products. The Company has only generated revenues in 1995 and

1996 from certain milestone payments related to the research and development of the Company's microprocessors. The Company has incurred net losses in each year since inception, and, as of September 30, 1997, the Company had an accumulated deficit of $20,847,459. As of the date of this report, the financial condition of the Company raises substantial doubts about the ability of the Company to continue as a going concern. The Company expects to continue to incur significant operating losses over at least the following two years as it continues to devote significant financial resources to product development activities and as the Company expands its operations. In order to achieve profitability, the Company will have to develop, manufacture and market products which are accepted on a widespread commercial basis. There can be no assurances that the Company will develop, manufacture or market any products successfully, operate profitably in the future or generate revenues from operations.

  The Company expended approximately $275,000, $666,000 and $3,885,000, respectively, during the fiscal years ended December 31, 1994, 1995 and 1996, and $4,513,605 during the nine (9) months ended September 30, 1997, on research and development of the various iterations of the Company's microprocessor designs.

  The Company is devoting its efforts toward the completion of the development of the Meta 6000 in order to initiate revenues from the marketing of custom core products and a library of individual design elements based on the design of the Meta 6000.

RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

  Total revenue for the three (3) month period ended September 30, 1997 decreased $150,000 from the three month period ended September 30, 1996. This decrease was due to a reduction in contract payments received.

  Total operating costs and expenses during the three (3) month period ended September 30, 1997 increased to $2,656,117 from $1,742,308 during the three (3) month period ended September 30, 1996. Total operating costs and expenses include: (i) research and development costs, (ii) selling, general and administrative expenses, and (iii) depreciation and amortization, as follows:

  Research and development expense during the three (3) month period ended September 30, 1997 increased to $1,731,950 from $1,093,989 during the three (3) month period ended September 30, 1996. This increase primarily resulted from the hiring of additional engineers and outside consultants for the Company's design center, opened in Austin, Texas late in the fourth quarter of 1995. The Austin design center was established by the Company for the purpose of developing the Company's Meta 6000 microprocessor chip.

  Selling, general and administrative expenses during the three (3) month period ended September 30, 1997 increased to $854,257 from $483,646 during the three (3) month period ended September 30, 1996. This increase primarily related to rent and personnel recruiting fees and costs with respect to the establishment of the Company's Austin design center, and increases in taxes and professional fees.

  Depreciation and amortization during the three (3) month period ended September 30, 1997 decreased to $69,910 from $164,673 during the three (3) month period ended September 30, 1996. This decrease primarily resulted from a decrease in amortization of capitalized software development costs.

  The Company experienced an increase in Loss from Operations during the three
(3) month period ended September 30, 1997 to $2,506,117 from $1,442,308 during the three (3) month period ended September 30, 1996. This increase primarily resulted from an increase in research and development costs and selling, general and administrative expenses related to the establishment of the Austin design center.

  Interest, Net decreased by $122,765 during the current quarter over the comparable period in 1996. This decrease reflects the decrease during the current period of the marketable securities balances which provide the Interest Income. These funds were utilized for working capital. In addition, during the current quarter Interest Expense was first realized on the new Short Term Notes Payable.

  As a result of the foregoing, the Company experienced a net loss of $2,526,414 (or $0.07 per share) during the three (3) month period ended September 30, 1997, as compared to a net loss of $1,348,148 (or $0.04 per share) during the three (3) month period ended September 30, 1996. See "Liquidity and Capital Resources."

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

  Total revenue for the nine (9) month period ended September 30, 1997 decreased $150,000 from the nine month period ended September 30, 1996. This decrease was due to a reduction in contract payments received.

  Total operating costs and expenses during the nine (9) month period ended September 30, 1997 increased to $7,390,951 from $4,657,814 during the nine (9) month period ended September 30, 1996. Total operating costs and expenses include: (i) research and development costs, (ii) selling, general and administrative expenses, and (iii) depreciation and amortization, as follows:

  Research and development expense during the nine (9) month period ended September 30, 1997 increased to $4,513,605 from $2,507,275 during the nine (9) month period ended September 30, 1996. This increase primarily resulted from the hiring of additional engineers and outside consultants for the Company's design center, opened in Austin, Texas late in the fourth quarter of 1995. The Austin design center was established by the Company for the purpose of developing the Company's Meta 6000 microprocessor chip.

  Selling, general and administrative expenses during the nine (9) month period ended September 30, 1997 increased to $2,691,584 from $1,665,567 during the nine (9) month period ended September 30, 1996. This increase primarily related to rent and personnel recruiting fees and costs with respect to the establishment of the Company's Austin design center, and increases in taxes and professional fees.

  Depreciation and amortization during the nine (9) month period ended September 30, 1997 decreased to $185,762 from $484,972 during the nine (9) month period ended September 30, 1996.

This decrease primarily resulted from a decrease in amortization of capitalized software development costs.

  The Company experienced an increase in Loss from Operations during the nine
(9) month period ended September 30, 1997 to $7,240,951 from $4,357,814 during the nine (9) month period ended September 30, 1996. This increase primarily resulted from an increase in research and development costs and selling, general and administrative expenses related to the establishment of the Austin design center.

  Other income during the nine (9) month period ended September 30, 1997 decreased to $41,809 from $177,740 during the nine (9) month period ended September 30, 1996. This decrease in income between the respective nine (9) month periods resulted primarily from a decrease in dividend and interest income offset, in part, by a decrease in loss on marketable securities. Marketable Securities balances over these time periods were declining as the Company utilized the funds for working capital.

  As a result of the foregoing, the Company experienced a net loss of $7,199,142 (or $0.19 per share) during the nine (9) month period ended September 30, 1997, as compared to a net loss of $4,180,074 (or $0.12 per share) during the nine (9) month period ended September 30, 1996. See "Liquidity and Capital Resources."

  LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations principally through the private placement of equity and debt securities. From January 1, 1995 through September 30, 1997, the Company had raised gross proceeds of $13,705,000 through such private placements. The Company continues to require such financing in order to remain in business.

  The Company is in the process of developing microprocessor products for commercialization and currently does not have any marketable products. Since inception, the Company has generated nominal revenues from licensing agreements and providing consulting services.

  During the years ended December 31, 1996 and 1995, the Company used an aggregate of $6,139,057 of cash from operating activities, which primarily was the result of losses of $7,134,779 and $1,711,596, in each respective year.

  Cash and cash equivalents were $158,782 as of September 30, 1997, as compared to $96,782 as of December 31, 1996. The increase was primarily due to the liquidation of marketable securities by the Company. Investments in marketable securities were $29,450 as of September 30, 1997, as compared to $4,448,484 as of December 31, 1996. This decrease was primarily attributable to the use of cash in operations.

  The Company used approximately $5,129,555 and $168,662 of net cash from investing activities during the years ended December 31, 1996 and 1995, respectively. Cash outflows from investing activities during these years resulted from the net purchase of certain marketable securities, the purchase of furniture and equipment and expenditures related to the processing of applications for patents. Further, the Company received net cash from investing activities during the nine (9) months ended September 30, 1997 of $3,870,994, primarily from the sale of marketable securities. The Company's cash flow needs during the nine (9) months ended September 30, 1997 have primarily been met from short term loans of $2,000,000 from an affiliate of certain of the Company's principal stockholders and an additional $430,000 from certain non-affiliates.

  The Company's auditors have included an explanatory paragraph in their Report of Independent Certified Public Accountants filed as part of the Company's report on Form 10KSB for the year ended December 31, 1996, to the effect that recoverability of a major portion of the Company's recorded asset amounts shown in the Company's financial statements is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to meet its financing requirements and to succeed in its future operations.

  The Company's current cash flow from operations is not capable of supporting existing business operations in their present form. The Company is currently dependent on equity and debt financings to sustain day to day operations. There can be no assurance that additional capital will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially from those now planned because of results of research and development, product testing, relationships with manufacturers, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain the Company's planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that the Company experiences the need for additional capital, and is not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue the business plan of the Company.

  As of September 30, 1997, the Company had short-term borrowings in the aggregate amount of $2,430,000, an increase from none as of September 30, 1996. The increase was attributable to the Company's obtaining of short term loans during the second and third quarter of 1997, following the expenditure of the proceeds of prior equity financings.

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

                                    PART II
                               OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

  None.

Item 2.  CHANGES IN SECURITIES.

  From August, 1995 to October, 1995, the Company issued 10,000 shares of Series A Preferred Stock, at an aggregate purchase price of $980,000. From January, 1996 to July, 1996, the Company issued 41,275 shares of Common Stock as dividends on the Series A Preferred Stock to such persons. On June 30, 1997, the 10,000 shares of Series A Preferred Stock were converted by their terms into 1,052,632 shares of Common Stock.

  In November, 1995, the Company issued 250 shares of Series B Preferred Stock, at an aggregate purchase price of $25,000. From July, 1996 to July, 1997, the Company issued 2,209 shares of Common Stock as dividends on the Series B Preferred Stock to such persons.

  From December, 1995 to March, 1996, the Company issued 10,000,000 shares of Common Stock, at an aggregate purchase price of $10,000,000.

  From 1995 to 1996, the Company issued an aggregate of 147,124 shares of Common Stock, at an aggregate purchase price of $148,390 as compensation for services rendered to the Company.

  (c) RECENT SALES OF EQUITY SECURITIES.

  Pursuant to its terms, all of the 10,000 issued and outstanding shares of the Company's Series A preferred stock was converted to common stock effective June 30, 1997, at a conversion price of $.95 per share, resulting in the issuance of 1,052,632 shares of common stock. The Company also issued an aggregate of 38,101 shares of Common Stock as dividends on the then issued and outstanding shares of Series A and Series B Preferred Stock as of June 30, 1997.
Management believes that all of these issuances were to accredited investors exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

  From June through August, 1997, the Company issued an aggregate of $430,000 of certain unsecured promissory notes and warrants to purchase up to 614,298 shares of Common Stock. The Company incurred placement fees equal to 10% of the gross purchase price of the notes.

  In July, 1997, the Company issued $1,500,000 of promissory notes convertible into shares of Common Stock. The Company incurred placement fees equal to 8% of the gross purchase price of the notes.

  In September, 1997, the Company issued $500,000 of promissory notes convertible into shares of Common Stock. The Company incurred placement fees equal to 8% of the gross purchase prices of the notes.

  Except as otherwise provided above, the Company believes each of the foregoing issuances of securities was made to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

Item 3.  DEFAULTS IN SENIOR SECURITIES.

  There have been no defaults in any security issued by IMS.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 18, 1997, the Company held it's Annual Meeting of Shareholders. The following matters were presented for shareholder approval:

     1. Ratification of the appointment of Singer, Lewak, Greenbaum & Goldstein, LLP, Certified Public Accountants, as independent certified public accountants of the Company for the fiscal year ending December 31, 1997.

          (a) There were 33,399,021 votes in favor, 222,758 votes against, and 261,412 votes abstaining from the above proposal.
          (b)  The proposal was duly adopted at the meeting.

     2. Adoption and approval to elect to the Board of Directors seven (7) directors, as follows: Class I - two (2) directors, to serve for one-year terms; Class II - two (2) directors to serve for two-year terms; and Class III
- three (3) directors to serve for three year terms, or, in each case, until their successors are elected and qualify, subject to their prior death, resignation or removal;

                                                          For           Against        Abstain
                                                       ----------------------------------------
           CLASS I
                George W. Smith                        33,490,168        148,048        244,975
                Sigmund Hartmann                       33,498,146        140,070        244,975

           CLASS II
                Frank LaChapelle                       33,501,788        136,428        244,975
                Philip Neches                          33,500,468        137,748        244,975

           CLASS III
                Martin S. Albert                       33,499,588        138,628        244,975
                Lee W. Hoevel                          33,497,568        140,248        244,975
                Masahiro Tsuchiya                      33,497,668        140,548        244,975

                        The proposal was duly adopted at the meeting.

     3. Adoption and approval of the amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Common Stock, on up to a 1 for 10 basis, at the discretion of the Board of Directors.

          (a) There were 32,679,677 votes in favor, 1,068,145 votes against, and 135,369 votes abstaining from the above proposal.
          (b)  The proposal was duly adopted at the meeting.

On October 28, 1997 the Company filed a Registration Statement which incorporated item number 3 above. There can be no assurances that this Offering will close on these terms, or that the Offering will close at all.


Item 5.  OTHER INFORMATION.

  As of October 17, 1997 the Company received a short term loan of $250,000 from a non-affiliate and on November 12, 1997, the Company received an
additional short term loan of $200,000 from an affiliate.   An unsecured
promissory note and warrants to purchase up to 250,000 shares of Common Stock were issued on the $250,000 loan.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

  None.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL META SYSTEMS, INC.

Date:  November 12, 1997




/s/ GEORGE W. SMITH
-------------------------------------
George W. Smith, CEO and Acting Chief
Financial Officer